Form 10QSB
period 1996-03-31
D-VINE LTD
filed 1996-05-15
CIK 783454

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R 26509]

                         U.S. Securities and Exchange Commission

                              Washington, D.C.  20549

                                    Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended:                March 31, 1996


       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                              EXCHANGE ACT

For the transition period from            to
       Commission file number                          33-1599



                          D-Vine, Ltd.
            (Exact name of small business issuer as
                  specified in its charter)

  Delaware                                     22-2732163
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)           Identification No.)

241 North Vine St. (406 West), Salt Lake City, UT  84103
       (Address of principal executive offices)

  (801) 521-9020
 Issuer's telephone number

       Trans West, Inc.
 (Former name, former address and former fiscal year, if changed since last report.)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past  90 days.    Yes
 No    X

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes
No


                    APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practical date:
  March 31, 1996     36,666,657 fully diluted

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No

                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            D-VINE, LTD.
                                     (FORMERLY TRANS WEST, INC.)
                                    (A Development Stage Company)
                                          BALANCE SHEETS
                                            (Unaudited)



                                March 31,   September 30,
                                  1996          1995

Assets:                  $          -              $      4,000


Liabilities:
  Accounts Payable       $        638              $          -


   Total Liabilities              638                         -

Stockholders' Equity:
  Convertible Preferred Stock,
    Par value $0.001,
    Authorized 10,000,000,
    Issued 10 shares at
    December 31, 1995 and
    September 30, 1995               1                         1
  Common Stock Authorized
    50,000,000, Issued
    16,666,657 of $0.01 Par
    Value                      166,667                   166,667
  Paid-In Capital              669,670                   669,175
  Retained Deficit            (831,843)                 (831,843)
  Earnings (Deficit)
    Accumulated During the
    Development Stage           (5,133)                        -

     Total Stockholders'
       Equity                     (638)                    4,000

     Total Liabilities and
       Stockholders' Equity $         -             $      4,000









The accompanying notes are an integral part of these financial statements.

                                           D-VINE, LTD.
                                    (FORMERLY TRANS WEST, INC.)
                                   (A Development Stage Company)
                                     STATEMENTS OF OPERATIONS
                                             (Unaudited)




                                                         Cumulative
                                                            Since
                                                          Inception
             for the Three Months   For the Six Months       of
                Ended March 31,      Ended March 31,    Development
               1996       1995      1996        1995      Stage

Revenues: $      -   $      -    $      -   $      -    $        -

Expenses:        -           -       5,133          -       5,133

   Net Income
   (Loss) $      -   $      -  $ (5,133)    $      -    $  (5,133)

Primary loss
  Per Share $      - $      -  $(0.0003)     $      -

























The accompanying notes are an integral part of these financial statements.

                                           D-VINE, LTD.
                                    (FORMERLY TRANS WEST, INC.)
                                   (A Development Stage Company)
                                     STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                 Cumulative
                                                   Since
                                                Inception
                            for the Six Months     of
                             Ended March 31,     Development
                             1995       1994      Stage

CASH FLOWS
FROM OPERATING ACTIVITIES:

Net Loss                $ (5,133)  $      -     $ (5,133)

Adjustments Used to Reconcile
  Net Loss to Net Cash Provided by
  (Used in) Operating Activities:
     Increase (Decrease) in
      Accounts Payable    638             -          638
      Franchise Tax Payable -             -           -
Net Adjustment            638             -          638
Net Cash Used in
  Operating Activities (4,495)            -       (4,495)

Cash Flows From Investing Activities:
Net Cash Provided by
  Investing Activities     -             -             -

Cash Flows From Financing Activities:
Proceeds From Contributed Capital    495      -       495
Proceeds From Capital Stock Issued    -       -     4,000
Net Cash Provided by
  Financing Activities              495       -     4,495
Net (Decrease) Increase in
  Cash and Cash Equivalents      (4,000)      -         -
Cash and Cash Equivalents
  at Beginning of Period          4,000       -         -
Cash and Cash Equivalents
  at End of Period          $      -   $      -   $     -

Supplemental Disclosure of Cash
  Flow Information:

  Cash Paid During the Year For:
    Interest                $       -  $      -   $      -
    Franchise and Income Taxes    495         -         495

Supplemental Disclosure of Non-Cash
  Investing and Financing Activities: None


The accompanying notes are an integral part of these financial statements.
                                         TRANS WEST, INC.
                                   (A Development Stage Company)
                                    NOTES TO FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED MARCH 31, 1996
                                           (Unaudited)


1.       Interim Reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and withForm 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1995.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General -     This discussion should be read in conjunction
with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form
10-KSB for the year ended September 30, 1995.

Results of Operations -     From March 31, 1987 to September 27,
1995
the Company was an inactive corporation. On September 27, 1995 the Company was reactivated and for the three and six months ended March 31, 1996 the Company became a development stage company and has not begun principal operations.

Liquidity and Capital Resources -     The Company intends to seek
an acquisition of a larger and potentially more profitable business. The Company intends to focus on opportunities to acquire new products or technologies in development as well as those currently being operated, including a complete operating business that has demonstrated long-term growth potential, strong marketing presence, and the basis for continuing profitability. The Company has not identified any specific target or possible acquisition. As the Company pursues its acquisition program, it will incur costs for ongoing general and administrative expenses as well as for identifying, investigating, and negotiating a possible acquisition.

         In order to complete any acquisition, the Company may be required to supplement its available cash and other liquid assets with proceeds from borrowings, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.



                                    PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file a report on Form 8-K during the six months ended March 31, 1996.



SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 D-VINE, LTD.
                (Registrant)


DATE:        May 14, 1996
                                              By:   /s/
                                       Barbara Tersptra
                              President, Vice President & Director
                     (Principal financial and Accounting Officer)



                                            By:   /s/
                                          Erma S. Warburg
                                Sec., Treasure & Director