Form 10QSB
period 1996-06-30
D-VINE LTD
filed 1996-08-13
CIK 783454

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                    U.S. Securities and Exchange Commission

                           Washington, D.C.  20549

                                 Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended:        June 30, 1996

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
 August 13, 1996     20,111,112 fully diluted

          Transitional Small Business Disclosure Format (check one).
Yes      ;  No
                               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            D-VINE, LTD.
                                    (FORMERLY TRANS WEST, INC.)
                                   (A Development Stage Company)
                                           BALANCE SHEETS
                                             (Unaudited)



                                 JUNE 30,   September 30,
                                  1996          1995

Assets:                  $          -               $      4,000


Liabilities:
  Accounts Payable       $        638               $          -


     Total Liabilities            638                          -

Stockholders' Equity:
  Convertible Preferred Stock,
    Par value $0.001,
    Authorized 10,000,000,
    Issued 8.5 and 10 shares at
    June 30, 1996 and
    September 30, 1995               1                          1
  Common Stock Authorized
    50,000,000, Issued 3,111,112 and
    111,112 of $0.01 Par Value at
    June 30, 1996 and September 30,
    1995                        31,111                      1,111
  Paid-In Capital              805,226                    834,731
  Retained Deficit            (831,843)                  (831,843)
  Earnings (Deficit)
    Accumulated During the
    Development Stage           (5,133)                         -

     Total Stockholders'
       Equity                     (638)                     4,000

     Total Liabilities and
       Stockholders' Equity $        -               $      4,000








The accompanying notes are an integral part of these financial statements.

                                         D-VINE, LTD.
                                (FORMERLY TRANS WEST, INC.)
                               (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)


                                                             Cumulative
                                                               Since
                                                             Inception
                  for the Three Months   For the Nine Months     of
                      Ended June 30,       Ended June 30,    Development
                     1996       1995      1996        1995      Stage

Revenues:       $      -    $      -  $      -    $      -   $        -

Expenses:              -           -     5,133           -        5,133

   Net Income
   (Loss)      $      -    $      -   $ (5,133)   $      -    $  (5,133)

Primary loss
  Per Share      $      -   $      -   $ (0.002)  $      -































The accompanying notes are an integral part of these financial statements.

                                                   D-VINE, LTD.
                                         (FORMERLY TRANS WEST, INC.)
                                        (A Development Stage Company)
                                          STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                      Cumulative
                                                        Since
                                                      Inception
                                  for the Nine Months   of
                                     Ended June 30,     Development
                                    1996       1995      Stage

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                        $ (5,133)  $      -     $ (5,133)

Adjustments Used to Reconcile
  Net Loss to Net Cash Provided by
  (Used in) Operating Activities:
     Increase (Decrease) in
      Accounts Payable              638            -          638
      Franchise Tax Payable           -            -            -
Net Adjustment                      638            -          638
Net Cash Used in
  Operating Activities           (4,495)           -       (4,495)

Cash Flows From Investing Activities:
Net Cash Provided by
  Investing Activities                -            -            -

Cash Flows From Financing Activities:
Proceeds From Contributed Capital   495            -           495
Proceeds From Capital Stock Issued    -            -         4,000
Net Cash Provided by
  Financing Activities              495            -         4,495
Net (Decrease) Increase in
  Cash and Cash Equivalents      (4,000)           -             -
Cash and Cash Equivalents
  at Beginning of Period          4,000            -             -
Cash and Cash Equivalents
  at End of Period             $      -     $      -      $      -

Supplemental Disclosure of Cash
  Flow Information:

  Cash Paid During the Year For:
    Interest                  $       -    $      -        $      -
    Franchise and Income Taxes      495           -             495

Supplemental Disclosure of Non-Cash
  Investing and Financing Activities: None


The accompanying notes are an integral part of these financial statements.

                                          D-VINE, LTD.
                                  (FORMERLY TRANS WEST, INC.)
                                 (A Development Stage Company)
                                NOTES TO FINANCIAL STATEMENTS
                          FOR THE NINE MONTHS ENDED JUNE 30, 1996
                                         (Unaudited)


1.        Interim Reporting

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of manage-ment, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended June
30, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1995.

2.        Reverse Stock Split

          On February 20, 1996 the Board of Directors approved a 150 to 1 reverse stock split on all common stock issued and outstanding at that date. The accompanying financial statements have been retroactively restated to reflect the reverse split as if it had occurred on the earliest date presented.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General -     This discussion should be read in conjunction with
Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended September 30, 1995.

Results of Operations -     From March 31, 1987 to September 27, 1995
the Company was an inactive corporation. On September 27, 1995 the Company was reactivated and for the three and nine months ended June 30, 1996 the Company became a development stage company and has not begun principal operations.

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

 The Company did not file a report on Form 8-K during the nine months ended June 30, 1996.

                                         SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  D-VINE, LTD.
                 (Registrant)





DATE:        August 13, 1996              By:   /s/
                                               Barbara Tersptra
                                          President, Vice President & Director
                                         (Principal financial and
                                            Accounting Officer)



                                          By:   /s/
                                               Erma S. Warburg
                                           Sec., Treasure & Director