Form 10KSB
period 1996-09-30
D-VINE LTD
filed 1997-01-14
CIK 783454

U.S. SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                             FORM 10-KSB

(Mark One)
   [X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For Fiscal Year Ended: September 30, 1996

                                   OR

   [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to

Commission file number        33-1599

               D-Vine, Ltd.
(Name of small business issuer in its charter)


         Delaware                        22-2732163
State or other jurisdiction of     (I.R.S. Employer
incorporation or organization          Identification No.)

1330 Avenue of the Americas, 36th Fl., New York, NY    10019
(Address of principal executive offices)             (zip code)

Issuer's telephone number      (212) 582-3400

Securities registered under Section 12(b) of the Act:  NONE

Securities registered under Section 12(g) of the Act:

                 Common Stock Par Value $0.01
                      (Title of class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes  X
No

                                        Total pages:   22
                                        Exhibit Index Page: 11



Form 10-KSB

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $    -0-

     As of January 10, 1997, there were 22,607,731 shares of the Registrant's common stock, par value $0.01, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $-0- computed at the average bid and asked price as of January 10, 1997.


DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE

     Transitional Small Business Disclosure Format (check one):

Yes     ; NO X
TABLE OF CONTENTS


Item Number and Caption                                             Page

PART I

1.  Description of Business                                           4

2.  Description of Property                                           5

3.  Legal Proceedings                                                 5

PART II

4.  Submission of Matters to a Vote of Security Holders               5

5.  Market for Common Equity and Related Stockholder Matters          5

6.  Management's Discussion and Analysis or Plan of
    Operations                                                        6

7.  Financial Statements                                              7

8.  Changes in and Disagreements With Accountants on
    Accounting and Financial Disclosure                               7


PART III

9.  Directors, Executive Officers, Promoters and Control
    Persons; Compliance with Section 16(a) of the Exchange Act        7

10. Executive Compensation                                            9

11. Security Ownership of Certain Beneficial Owners and
    Management                                                        9

12. Certain Relationships and Related Transactions                    9


13. Exhibits and Reports on Form 8-K                                11

PART I  DESCRIPTION OF BUSINESS

General

     The Company is seeking to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. The business objective of the Company is to effect a business combination with a business which the Company believes has significant growth potential. The Company intends to utilize equity in affecting a business combination.

History

     The company was incorporated as Trans West, Inc. on July 22, 1985 in Delaware.

     During the period from October 31, 1986 to March 31, 1987, the company remained in the development stage while attempting to enter certain businesses. The Company was unsuccessful in these start up efforts and all activity ceased during 1987 as a result of foreclosure on various loans in default and/or abandonment of all assets. From March 31, 1987 to September 27, 1995 the Company was an inactive corporation. On September 27, 1995 the Company revived its corporate charter in Delaware and was reactivated.

     Since September 28, 1995, the Company has not engaged in any business activities and the business purpose of the Company is to seek out and obtain an acquisition or merger transaction whereby its stockholders would benefit by owning an interest in a viable enterprise. Since the Company has no operations or significant assets, its principal potential for profits comes solely from operations it would receive in any acquisition or merger transaction. A merger or acquisition transaction with the Company would allow a privately held company to become a publicly held corporation with a broad shareholder base without experiencing the substantial time and filing requirements and financial expenditures imposed by federal and state securities laws.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company at this time has no properties.

     Since 1995 all activities of the Company have been conducted by corporate officers from either their home or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.


ITEM 3.  LEGAL PROCEEDINGS

NONE


 PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No market exists for the Company's securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops. To the best knowledge of management, there was no trading of shares during the past two years except as reported on Form 8-K September 25, 1996.

     The number of shareholders of record of the Company's common stock as of January 10, 1997 was 301.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations - From March 31, 1987 to September 27, 1995 the Company was an inactive corporation. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. On September 27, 1995 the Company was reactivated and since that date the Company continued to be a development stage company and has not begun principal operations.

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

     In order to complete any acquisition or expansion, the Company may be required to supplement its available cash and other liquid assets with proceeds from borrowing, the sale of additional securities or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.


ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 14 for a list of the financial statements and financial statement schedules included.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.


PART III


ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

     The following table sets forth the name, age, and position of each executive officer and director of the Company:

                                                           Director's
     Name                Age   Office                      Term Expires
Edward Tobin             39    Chief Executive officer,       Next
                               Chairman of the Board of      Annual
                               Directors/President           Meeting

Thomas Tuttle            30    Director                       Next
                                                             Annual
                                                             Meeting

Christopher F. Brown     34    Director                       Next
                                                             Annual
                                                             Meeting

Steven A. Saide          50    Secretary                      Next
                                                             Annual
                                                             Meeting

     Edward Tobin has served as chairman and chief executive officer of the Company since September 11, 1996. Mr. Tobin is also Managing Director of GEM Ventures, Ltd. Prior to joining GEM, Mr. Tobin was Managing Director of Lincklaen Partners, a private venture capital group. Mr. Tobin received his M.B.A. from the Wharton School, and a Master of Science in Engineering and a Bachelor of Science in Economics from the University of Pennsylvania.

     Thomas Tuttle has served as a director of the Company since September 12, 1996. Mr. Tuttle is also a Managing Director of Global Emerging Markets North America, Inc. Prior to this he was the Indonesian county manager for Morgan Stanley where he was responsible for capital raising and advisory services in that market.

     Christopher F. Brown has served as a director of the Company since September 12, 1996. Mr. Brown is also the President of GEM North America Inc. Previously he was with Drexel Burnham Lambert as an associate, Smith Barney as an Investment Advisor from 1986 to 1988, and Shearson Lehman Brothers from 1988 to 1993. He subsequently founded and managed the Mergers and Acquisitions department at Drake Capital Securities, Inc.

     Steven A. Saide has served as Secretary of the Company from September 12, 1996. Mr. Saide is also a partner in the New York office of the Firm of Bryan Cave LLP attorneys.

     The Company's Certificate of Incorporation provides that the board of directors shall consist of from one to four members as elected by the shareholders. Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

Board Meetings and Committees

     The Directors and Officers will not receive remuneration from the Company until a subsequent offering has been successfully completed, or cash flow from operating permits, all in the discretion of the Board of Directors. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefrom. No compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.


ITEM 10. EXECUTIVE COMPENSATION

NONE.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 22,607,731 shares of issued and outstanding Common Stock of the Company as of January 10, 1997 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                              # of
Name and Address             Nature of        Shares
of Beneficial Owners         Ownership        Owned       Percent

Principal Shareholders
  Erma S. Warburg            Common Stock     3,000,000   13.27%

Directors
  Edward Tobin               Common Stock     8,500,000   37.6%

  Christopher F. Brown       Common Stock     8,500,000   37.6%

  Thomas Tuttle              Common Stock       None       -0-

All Executive Officers       Common Stock     17,000,000  75.2%
  and Directors as a Group
  (4 persons)


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE.


ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

     (a)     The following documents are filed as part of this report.

1.     Financial Statements                                        PAGE

Report of Robison, Hill & Co., Independent Certified
Public Accountants                                                  F-1

Balance Sheets as of September 30, 1996, and 1995                   F-3

Statements of Operations for the years ended
September 30, 1996, and 1995                                        F-4

Statement of Stockholders' Equity for the years ended
September 30, 1996, and 1995                                        F-6

Statements of Cash Flows for the years ended
September 30, 1996 and 1995                                         F-9

Notes to Financial Statements                                       F-11

2.  Financial Statement Schedules

     The following financial statement schedules required by Regulation S-X are included herein.

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

     The following exhibits are included as part of this report:

            SEC
Exhibit     Reference
Number      Number          Title of Document                    Location

Item 3.             Articles of Incorporation and Bylaws
3.01        3     Articles of Incorporation of Trans West Inc,.  Incorporated
                  a Delaware Corporation now known as            by Reference
                  D-Vine, LTD.

3.02        3     Bylaws                                         Incorporated
                                                                 by Reference
Item 24.             Consents of Experts and Counsel
24.01      24     Consent of Robison, Hill & Co.                 Incorporated
                                                                 by Reference

     (b) On September 25, 1996 a report on Form 8-K was filed. Item 1 reported that D-Vine Investment Partners purchased 17,000,000 common shares from Erma
S. Warburg for $160,000. The purchase represented approximately 84.5% of the Company's issued and outstanding common stock.

     (c)  The exhibits listed in Item 14(a)(3) are incorporated by reference.

     (d) No financial statement schedules required by this paragraph are required to be filed as a part of this form.


                              SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                              D-VINE, LTD.


Dated: January 14, 1997      By /S/
                                Edward Tobin, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of January, 1997.

                              D-VINE, LTD.


                              By /S/
                                Edward Tobin, Director and
                                Principal Executive, Financial
                                And Accounting Officer



                              By /S/
                              Thomas Tuttle, Director



                              By /S/
                              Christopher F. Brown, Director




                     INDEPENDENT AUDITOR'S REPORT


D-Vine, Ltd.
(A Development Stage Company)


     We have audited the accompanying balance sheets of D-Vine, Ltd. (a development stage company) as of September 30, 1996 and 1995, and the related statements of operations, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D-Vine, Ltd. (a development stage company) as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                   Respectfully submitted



                                    /s/ Robison, Hill & Co.
                                    Certified Public Accountants

Salt Lake City, Utah
January 10, 1997



                                  D-VINE, LTD.
                         (A Development Stage Company)
                                 BALANCE SHEETS




                                               September 30,
                                           1996              1995

Assets:                                $          -      $      4,000

Liabilities:                           $          -      $          -

Stockholders' Equity:
  Convertible Preferred Stock,
    Par value $0.01,
    Authorized 10,000,000,
    Issued 10 shares at
    September 30, 1995                            -                 1
  Common Stock Authorized
    50,000,000, Issued
    16,666,657 of $0.01 Par
    Value                                   201,077             1,077
  Paid-In Capital                           637,744           834,766
  Retained Deficit                         (831,843)         (831,843)
  Earnings (Deficit)
    Accumulated During the
    Development Stage                        (6,978)                -

     Total Stockholders'
       Equity                                     -             4,000

     Total Liabilities and
       Stockholders' Equity             $         -      $      4,000

The accompanying notes are an integral part of these financial statements.



                                D-VINE, LTD.
                      (A Development Stage Company)
                         STATEMENTS OF OPERATIONS


                                                       Cumulative
                                                        Since
                                                       Inception
                              For the year ended          of
                                September 30,          Development
                              1996          1995         Stage
Revenues:                   $      -      $      -      $      -

Expenses:                      6,978             -         6,978

     Net Income (Loss)      $ (6,978)     $      -      $ (6,978)

Primary loss per share      $      -      $      -




The accompanying notes are an integral part of these financial statements.




                                D-VINE, LTD.
                        (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED September 30, 1996 AND 1995

                                                                      Deficit
                                                                     Accumulated
                                                                       During
             Preferred Stock      Common Stock     Paid-In  Retained Development
            Shares  Par Value   Shares  Par Value  Capital  Deficit    Stage

Balance at
September 30,
1994 before
reverse split     -  $     - 16,666,657 $ 166,667 $ 665,176 $(831,843) $     -

150 to 1
reverse split     -        -(16,558,926) (165,590)  165,591         -        -

Restated balance at
September 30,
1994              -        -    107,731     1,077   830,767  (831,843)       -

Issuance of
preferred
stock for cash   10        1          -         -     3,999         -        -

Net Income        -        -          -         -         -         -        -

Balance at
September 30,
1995             10        1    107,731     1,077   834,766   (831,843)      -

Additional Paid-In
Capital for Payment
of Expenses       -        -          -         -     2,977          -       -

Conversion of
preferred stock (10)     (1) 20,000,000   200,000  (199,999)         -       -

Net Loss          -       -           -         -         -          -  (6,978)

Balance at
September 30,
1996              -  $    -  20,107,731 $ 201,077 $  637,744 $(831,843)$(6,978)


The accompanying notes are an integral part of these financial statements.





                                   D-VINE, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                                      Cumulative
                                                        Since
                                                      Inception
                              For the years ended         of
                                 September 30,        Development
                               1996         1995        Stage

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                  $   (6,978)    $        -   $   (6,978)

Net Cash Used in operating
  activities                  (6,978)             -       (6,978)


CASH FLOWS FROM INVESTING
ACTIVITIES:

Net cash provided by
  investing activities              -              -            -


CASH FLOWS FROM FINANCING
ACTIVITIES:

Proceeds From Contributed
  Capital                       2,978              -         2,978

Proceeds From Capital Stock
  Issued                            -          4,000         4,000

Net Cash Provided by
  Financing Activities          2,978          4,000         6,978

Net (Decrease) Increase in
  Cash and Cash Equivalents    (4,000)         4,000             -

Cash and Cash Equivalents
  at Beginning of Period        4,000              -             -

Cash and Cash Equivalents
  at End of Period         $        -     $    4,000     $       -



                                    D-VINE, LTD.
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                      Cumulative
                                                        Since
                                                      Inception
                              For the years ended         of
                                 September 30,        Development
                               1996         1995        Stage

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                $        -    $        -    $        -
  Franchise and income taxes   1,633             -         1,633

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:

None





The accompanying notes are an integral part of these financial statements.





                                 D-VINE, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED September 31, 1996 AND 1995


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for D-Vine, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Delaware on July 22, 1985. The Company ceased all operating activities during the period from March 31, 1987 to September 27, 1995 and was considered dormant. On September 28, 1995, the company issued 10 shares of Preferred Stock (Convertible to 20,000,000 shares Common). On October 19, 1995, the Company obtained a Certificate of renewal from the State of Delaware. Since September 28, 1995, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Reverse Stock Split

      Effective February 20, 1996 the Stockholders approved a 150 to 1 reverse split of the common stock. The financial statements have been retroactively restated to reflect the reverse stock split as if it had been effective prior to the earliest date presented.




                                  D-VINE, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED September 31, 1996 AND 1995
                                  (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Earnings per Share

     Earnings per share are based upon the weighted average number of common and common equivalent shares outstanding during each year. Preferred Stock is considered converted to 20,000,000 share of Common Stock for purposes of computing fully diluted earnings per share. Fully diluted earnings per share amounts are not presented because they are anti-dilative.

NOTE 2 - CONVERTIBLE PREFERRED STOCK

     The convertible preferred stock is convertible into common stock at the option of the shareholder at any time after issuance of the convertible preferred shares. The conversion ratio is one share of convertible preferred stock for 2,000,000 shares of common stock.

     The holders of convertible preferred stock shall be entitled to vote on all matters at the ratio of one vote per share of common stock that it is convertible into as if the shares had been converted.

     In the event of any voluntary or involuntary liquidations (whether complete or partial), dissolution, or winding up of the corporation, the holders of the convertible preferred stock shall be entitled to be paid an amount in cash equal to the net book




                                D-VINE, LTD.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED September 31, 1996 AND 1995
                               (Continued)

NOTE 2 - CONVERTIBLE PREFERRED STOCK (Continued)

value of the corporation on the date of liquidation, plus all unpaid dividends, whether or not previously declared, accrued thereon to the date of final distribution.

NOTE 3 - INCOME TAXES

     As of September 30, 1996, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $800,000. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 4 - UNCERTAINTY REGARDING COMPANY'S ABILITY TO CONTINUE AS A GOING
CONCERN

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 5 - COMMITMENTS

     As of September 30, 1996 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.