Form 10QSB
period 1996-12-31
D-VINE LTD
filed 1997-02-20
CIK 783454

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

               U.S. Securities and Exchange Commission

                       Washington, D.C.  20549

                             Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:           December 31, 1996

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

   1330 Avenue of the Americas, 36th Floor, New York, New York 10019
               (Address of principal executive offices)

                         (212) 582-3400
                    Issuer's telephone number


                         No Change
(Former name, former address and former fiscal year, if changed since last report.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
  February 18, 1997     20,107,731 fully diluted

     Transitional Small Business Disclosure Format (check one).
Yes      ;  No   x

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

D-VINE, LTD.
(A Development Stage Company)
BALANCE SHEETS
                              (Unaudited)

                              DECEMBER 31,  September 30,
                                  1996          1996

Assets:                   $          -     $          -

Liabilities:
  Accounts Payable               1,750                -
  Shareholder Loans              1,500                -
     Total Liabilities     $     3,250     $          -

Stockholders' Equity:
  Common Stock Authorized
    50,000,000, Issued 20,107,731
    of $0.01 Par Value          201,077         201,077
  Paid-In Capital               637,744         637,744
  Retained Deficit             (831,843)       (831,843)
  Earnings (Deficit)
    Accumulated During the
    Development Stage           (10,228)         (6,978)

     Total Stockholders'
       Equity                    (3,250)              -

     Total Liabilities and
       Stockholders' Equity   $       -     $         -




The accompanying notes are an integral part of these financial statements.

D-VINE, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

(Unaudited)

                                                                   Cumulative
                                                                     Since
                                                                   Inception
                            For the Three Months                      Of
                            Ended December 31,                    Development
                             1996           1996                     Stage

Revenues:               $       -     $        -                   $        -

Expenses:                   3,250          5,133                       10,228

   Net Income
   (Loss)               $  (3,250)     $  (5,133)                  $  (10,228)

Primary loss
  Per Share             $       -      $       -


















The accompanying notes are an integral part of these financial statements.


D-VINE, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                                Cumulative
                                                                   Since
                                                                 Inception
                                  For the Three Months               of
                                    Ended December 31,          Development
                                    1996          1995             Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                         $ (3,250)     $ (5,133)       $  (10,228)
Adjustments Used to Reconcile
  Net Loss to Net Cash Provided by
  (Used in) Operating Activities:
     Increase (Decrease) in
      Accounts Payable              1,750           638             1,750
      Franchise Tax Payable             -             -                 -
Net Adjustment                      1,750           638             1,750
Net Cash Used in
  Operating Activities             (1,500)       (4,495)           (8,478)

Cash Flows From Investing Activities:
Net Cash Provided by
  Investing Activities                  -             -                 -

Cash Flows From Financing Activities:
Proceeds From Contributed Capital       -           495             2,978
Ptoceeds From Shareholder Loans     1,500             -             1,500
Proceeds From Capital Stock Issued      -             -             4,000
Net Cash Provided by
  Financing Activities              1,500           495             8,478
Net (Decrease) Increase in
  Cash and Cash Equivalents             -        (4,000)                -
Cash and Cash Equivalents
  at Beginning of Period                -         4,000                 -
Cash and Cash Equivalents
  at End of Period               $      -      $      -          $      -




D-VINE, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
                              (Unaudited)
(Continued)
                                                              Cumulative
                                                                Since
                                                              Inception
                                  For the Three Months           of
                                    Ended December 31,        Development
                                    1996          1995           Stage
Supplemental Disclosure of Cash
  Flow Information:

  Cash Paid During the Year For:
    Interest                   $       -      $      -         $      -
    Franchise and Income Taxes         -           495              495

Supplemental Disclosure of Non-Cash
  Investing and Financing Activities: None




















The accompanying notes are an integral part of these financial statements.


D-VINE, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
(Unaudited)


1.     Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1996.

2.     Reverse Stock Split

     On February 20, 1996 the Board of Directors approved a 150 to 1 reverse stock split on all common stock issued and outstanding at that date. The accompanying financial statements have been retroactively restated to reflect the reverse split as if it had occurred on the earliest date presented.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General -     This discussion should be read in conjunction with Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended September 30, 1996.

Results of Operations -     From March 31, 1987 to September 27, 1995 the
Company was an inactive corporation. Since September 28, 1995 the Company is in the development stage, and has not commenced planned principal operations.

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

      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended December 31, 1996.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             D-VINE, LTD.
             (Registrant)





DATE:        February 19, 1997        By:/s/
                                          Edward Tobin
                                          President & Director
                                         (Principal Executive, Financial and
                                          Accounting Officer)