Form 10QSB
period 1997-06-30
D-VINE LTD
filed 1997-08-25
CIK 783454

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                U.S. Securities and Exchange Commission

                        Washington, D.C.  20549

                             Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:     June 30, 1997

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
                              BALANCE SHEETS
                               (Unaudited)


                                June 30,   September 30,
                                  1997          1996
Assets:
  Cash                      $      2,500     $          -
  Prepaid Expenses                18,000                -

     Total Assets                 20,500                -

Liabilities:
  Accounts Payable                 2,125                -

     Total Liabilities      $      2,125     $          -

Stockholders' Equity:
  Common Stock Authorized
    50,000,000, Issued 22,607,731
    of $0.01 Par Value           226,077          201,077
  Paid-In Capital                637,744          637,744
  Retained Deficit              (831,843)        (831,843)
  Earnings (Deficit)
    Accumulated During the
    Development Stage            (13,603)          (6,978)

     Total Stockholders'
       Equity                     18,375                -

     Total Liabilities and
       Stockholders' Equity   $   20,500     $          -



The accompanying notes are an integral part of these financial statements.















                              D-VINE, LTD.
                     (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
                              (Unaudited)




                                                                  Cumulative
                                                                    Since
                       For the               For the              Inception
                     Three Months           Nine Months               Of
                    Ended June 30,         Ended June 30,         Development
                    1997       1996        1997        1996          Stage


Revenues:        $     -     $     -     $      -     $     -     $        -

Expenses:          1,500           -        6,625       5,133         13,603

   Net Income
   (Loss)        $(1,500)    $     -     $ (6,625)    $(5,133)    $  (13,603)

Primary loss
  Per Share      $     -     $     -     $      -     $     -





















The accompanying notes are an integral part of these financial statements.














                                 D-VINE, LTD.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                                   Cumulative
                                                                      Since
                                                                   Inception
                                         For the Nine Months            of
                                            Ended June 30,         Development
                                          1997          1996           Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                               $ (6,625)     $ (5,133)     $  (13,603)
Adjustments Used to Reconcile
  Net Loss to Net Cash Provided by
  (Used in) Operating Activities:
     (Increase) Decrease in
       Prepaid Expenses                 (18,000)            -         (18,000)
     Increase (Decrease) in
      Accounts Payable                    2,125           638           2,125
Net Adjustment                          (15,875)          638         (15,875)
Net Cash Used in
  Operating Activities                  (22,500)       (4,495)        (29,478)

Cash Flows From Investing Activities:
Net Cash Provided by
  Investing Activities                        -             -               -

Cash Flows From Financing Activities:
Proceeds From Contributed Capital             -           495           2,978
Proceeds From Shareholder Loans           1,500             -           1,500
Payments on Shareholder Loans            (1,500)            -          (1,500)
Proceeds From Capital Stock Issued       25,000             -          29,000
Net Cash Provided by
  Financing Activities                   25,000           495          31,978
Net (Decrease) Increase in
  Cash and Cash Equivalents                   -        (4,000)              -
Cash and Cash Equivalents
  at Beginning of Period                  2,500         4,000           2,500
Cash and Cash Equivalents
  at End of Period                      $ 2,500      $      -        $  2,500


Supplemental Disclosure of Cash
  Flow Information:

  Cash Paid During the Year For:
    Interest                          $       -      $      -        $      -
    Franchise and Income Taxes                -           495             495

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:

None

The accompanying notes are an integral part of these financial statements.



                             D-VINE, LTD.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997
                             (Unaudited)


1.     Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1996.

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

     The Company did not file a report on Form 8-K during the three months ended June 30, 1997.



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