Form 10KSB
period 1997-09-30
D-VINE LTD
filed 1999-03-23
CIK 783454

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-KSB

   (Mark One)
       [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1997

                                      OR

       [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


          For the transition period from ________________ to ________________

          Commission file number               33-1599
                                 --------------------------------------------


                                 D-VINE, LTD.
                  ------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


          DELAWARE                                22-2732163
   -------------------------------           ----------------------
    (State or other jurisdiction                (IRS Employer
    of incorporation or organization)        Identification No.)


      712 FIFTH AVENUE, 7TH FLOOR, NEW YORK, NEW YORK           10019
--------------------------------------------------------------------------------
           (Address of principal executive offices)           (Zip Code)


Issuer's telephone number        (212) 582-3400
                          ---------------------------

Securities registered under Section 12(b) of the Act:  NONE
                                                      ----------------------

Securities registered under Section 12(g) of the Act:  NONE
                                                      ----------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes   X
                                                                         -----
No  _____

                                              Total pages:   24
                                                           ------
                                              Exhibit Index Page:    12
                                                                   ------

                                  FORM 10-KSB

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this form 10-KSB. [    ]

     State issuer's revenues for its most recent fiscal year.  $    -0-
                                                                -----------

     As of December 31, 1998, there were 24,607,731 shares of the Registrant's common stock, par value $0.01, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $-0- computed at the average bid and asked price as of January 10, 1997.


                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE

     Transitional Small Business Disclosure Format (check one):
Yes  _______;  No    X
                  -------

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                                               PAGE
                                                                                               ----
ITEM NUMBER AND CAPTION
-----------------------

PART I

   1.  Description of Business...............................................................     4

   2.  Description of Property...............................................................     4

   3.  Legal Proceedings.....................................................................     5

PART II

   4.  Submission of Matters to a Vote of Security Holders...................................     5

   5.  Market for Common Equity and Related Stockholder Matters..............................     5

   6.  Management's Discussion and Analysis or Plan of Operations............................     6

   7.  Financial Statements..................................................................     8

   8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..     8

PART III

   9.  Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act....................................     9

  10.  Executive Compensation................................................................    10

  11.  Security Ownership of Certain Beneficial Owners and Management........................    11

  12.  Certain Relationships and Related Transactions........................................    11

  13.  Exhibits and Reports on Form 8-K......................................................    11

--------------------------------------------------------------------------------

                        PART I  DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

                        ITEM 2. DESCRIPTION OF PROPERTY

--------------------------------------------------------------------------------

     The Company at this time has no properties.

     Since 1995 all activities of the Company have been conducted by corporate officers from either their home or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

--------------------------------------------------------------------------------

                           ITEM 3. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

     NONE.


                                    PART II


--------------------------------------------------------------------------------

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

     NONE.


--------------------------------------------------------------------------------

                       ITEM 5. MARKET FOR COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------

     The Company's common stock is quoted under the symbol "DVNL" on the NASD OTC Bulletin Board. The last reported activity on the OTC Bulletin Board in the Company's common stock was on February 16, 1995. Currently, no market exists for the Company's securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops. To the best knowledge of management, there was no other trading of shares during the past two years except as reported on Form 8-K September 25, 1996.

     The number of shareholders of record of the Company's common stock as of December 31, 1998 was 91.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

--------------------------------------------------------------------------------

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------

          The Company is considered a development stage company with no assets or capital and with no operations or income since approximately 1988. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by shareholders of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. The Company is actively seeking business opportunities.

     The statements contained in this Report on Form 10-KSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to entry into any new business venture; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's new products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

                             RESULTS OF OPERATIONS

     Results of operations for the year ended September 30, 1997 as compared to the year ended September 30, 1996

     Revenues were $-0- for the year ended September 30, 1997 as compared to $0 for the year ended September 30, 1996. Costs of goods sold for the year ended September 30, 1997, were $0 as compared to $0 for the year ended September 30, 1996 representing a cost of goods sold percentage of 0% for the year ended September 30, 1997 as compared to 0% for the year ended September 30, 1996.

     General and administrative costs for the for the year ended September 30, 1997 were $27,125, an increase of 389% over expenses of $6,978 for the year ended September 30, 1996.

     Liquidity and capital resources as of September 30, 1997.

     The Company's cash balance was $-0- and working capital was a negative $2,125 as at September 30, 1997.

     The Company's primary short-term needs for capital, which are subject to change, are for the acquisition of new business opportunities.

     Income tax: As of September 30, 1997, the Company has a tax loss carry-forward of $865,946. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

     The Company currently plans to continue to accept funds from or accrue expenses incurred officers, directors and other related parties to seek new a new business opportunity.

     The Company expects its capital requirements to increase over the next several years as it commences new search and development efforts, undertakes new product development, increases sales and administration infrastructure and embarks on developing in-house business capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's present management can fund the continued capital requirements, the timing of regulatory actions regarding the Company's potential acquisitions, the costs and timing of expansion of sales, marketing activities, facilities expansion needs, and competition in any business entered into.

     The Company believes that its available cash and cash from management contributions will be sufficient to satisfy its funding needs. Thereafter, if cash generated from any newly acquired or developed business operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

--------------------------------------------------------------------------------

                         ITEM 7. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 14 for a list of the financial statements and financial statement schedules included.

--------------------------------------------------------------------------------

             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

                                   PART III

--------------------------------------------------------------------------------

          ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth the name, age, and position of each executive officer and director of the Company:


                                                                         DIRECTOR'S
         NAME           AGE                 OFFICE                      TERM EXPIRES
------------------------------------------------------------------------------------
Edward Tobin             42    Chief Executive Officer, Chairman of     Next Annual
                               the Board of Directors and President       Meeting

Thomas Tuttle            32    Director                                 Next Annual
                                                                          Meeting

Christopher F. Brown     36    Director                                 Next Annual
                                                                          Meeting

Steven A. Saide          52    Secretary                                Next Annual
                                                                          Meeting

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

--------------------------------------------------------------------------------

                        ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

     NONE.

--------------------------------------------------------------------------------

                    ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

PRINCIPAL SHAREHOLDERS

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 24,607,731 shares of issued and outstanding Common Stock of the Company as of December 31, 1998 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

  Name and Address                Nature of       Number of
of Beneficial Owners              Ownership      Shares Owned       Percent
--------------------------------------------------------------------------------
  Edward Tobin/(1)/              Common Stock      19,500,000        79.24%

  Christopher F. Brown/(1)/      Common Stock      19,500,000        79.24%

  Thomas Tuttle                  Common Stock               0           0

  Steven A. Saide                Common Stock               0           0

All Executive Officers           Common Stock      19,500,000        79.24%
  and Directors as a Group
   (4 persons)

______________
/(1)/ Edward Tobin and Christopher F. Brown are partners in D-Vine Investment Partners, which is the direct beneficial owner of the Shares.


--------------------------------------------------------------------------------

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

     NONE.


--------------------------------------------------------------------------------

                  ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

     (a)  The following documents are filed as part of this report.

1.   Financial Statements                                                   Page
                                                                            ----
 Report of Thomas Monahan, Independent Certified Public Accountant           F-1

 Balance Sheets as of September 30, 1997                                     F-2

 Statements of Operations for the years ended
 September 30, 1997, and 1996                                                F-3

 Statement of Stockholders' Equity for the years ended
 September 30, 1997, and 1996                                                F-4

 Statements of Cash Flows for the years ended
 September 30, 1997 and 1996                                                 F-5

 Notes to Financial Statements                                               F-6

2.   FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedules required by Regulation S-X are included herein.

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.   EXHIBITS

     (a)  The following exhibits are included as part of this report:

               SEC
   EXHIBIT  REFERENCE
   NUMBER     NUMBER          TITLE OF DOCUMENT                      LOCATION
--------------------------------------------------------------------------------
   Item 3.            Articles of Incorporation and Bylaws
   -------------------------------------------------------------
   3.01         3     Articles of Incorporation of Trans West Inc,. Incorporated
                      a Delaware Corporation now known as           by Reference
                      D-Vine, Ltd.

   3.02         3     Bylaws                                        Incorporated
                                                                    by Reference

     (b) The Company filed a report on Form 8-K dated August 1, 1997 regarding the sale of warrants pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Form 8-K is incorporated by reference.

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

                                             D-VINE, LTD.


Dated: March 15, 1999                        By   /s/ Edward J. Tobin
                                               ---------------------------------
                                               Edward J. Tobin, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of March 1999.

                                             D-VINE, LTD.


                                             By   /s/ Edward J. Tobin
                                               ---------------------------------
                                               Edward J. Tobin, Director and
                                               Principal Executive, Financial
                                               And Accounting Officer



                                             By   /s/ Thomas Tuttle
                                               ---------------------------------
                                               Thomas Tuttle, Director



                                             By   /s/ Christopher F. Brown
                                               ---------------------------------
                                               Christopher F. Brown, Director

                               THOMAS P. MONAHAN
                          CERTIFIED PUBLIC ACCOUNTANT
                             208 LEXINGTON AVENUE
                          PATERSON, NEW JERSEY 07502
                                (973) 790-8775


To The Board of Directors and Shareholders of D-Vine, Ltd. (a development stage company)

I have audited the accompanying balance sheet of D-Vine, Ltd. (a development stage company) as of September 30, 1997 and the related statements of operations, cash flows and shareholders' equity for the year ending September 30, 1997. The related statements of operations, cash flows and shareholders' equity for the years ending September 30, 1996 were examined by other auditors. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of as of September 30, 1997 and the related statements of operations, cash flows and shareholders' equity for the year ending September 30, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that D-Vine, Ltd ( a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of D-Vine, Ltd. (a development stage company) to continue as a going concern.

      /s/ Thomas Monahan
-----------------------------------
Thomas P. Monahan, CPA
March 8, 1999
Paterson, New Jersey

                                 D-VINE, LTD.
                         (A Development Stage Company)


                                BALANCE SHEETS
                              SEPTEMBER 30, 1997


                                    ASSETS
Current assets
  Cash                                                                      $      -0-
                                                                            ---------
  Current assets                                                                   -0-




Total assets                                                                $      -0-


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                          $   2,125


Stockholders' equity
  Preferred Stock authorized 10,000,000 shares, $0.01 par value each. At
   September 30, 1997, the number of shares outstanding is -0-.
  Common Stock authorized 50,000,000 shares, $0.01 par value each. At
   September 30, 1997, there are 22,607,731 shares outstanding.               226,077

Additional paid in capital                                                    637,744
Deficit accumulated during development stage                                 (865,946)
                                                                            ---------
Total stockholders' equity                                                     (2,125)
                                                                            ---------
Total liabilities and stockholders' equity                                  $      -0-
                                                                            =========

              See accompanying notes to the financial statements.

                                 D-VINE, LTD.
                         (A Development Stage Company)


                            STATEMENT OF OPERATIONS


                                                                        FOR THE PERIOD
                                                                      FROM REORGANIZATION,
                                                                        OCTOBER 1, 1995
                                        FOR THE       FOR THE                 TO
                                      YEAR ENDED    YEAR ENDED           SEPTEMBER 30,
                                       SEPTEMBER     SEPTEMBER
                                       30, 1996      30, 1997                1997
                                      -----------   -----------       --------------------
Revenue                               $       -0-   $       -0-        $        -0-

Costs of goods sold                           -0-           -0-                 -0-
                                      -----------   -----------        --------------------

Gross profit                                  -0-           -0-                 -0-

Operations:
  General and administrative                6,978        27,125               34,103
  Depreciation and  amortization              -0-           -0-                 -0-
                                      -----------   -----------        --------------------
  Total expense                             6,978        27,125               34,103


Net loss                              $    (6,978)  $   (27,125)         $   (34,103)
                                      ===========   ===========        ====================

Net loss per share -basic                  $(0.00)       $(0.00)              $(0.00)
                                      ===========   ===========        ====================
Number of shares outstanding-basic     20,107,731    22,607,731           22,607,731
                                      ===========   ===========        ====================

              See accompanying notes to the financial statements.

                                 D-VINE, LTD.
                         (A Development Stage Company)


                       STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                                     DEFICIT ACCUMULATED
                         PREFERRED        PREFERRED      COMMON       COMMON      ADDITIONAL PAID     DURING DEVELOPMENT
Date                       STOCK            STOCK        STOCK        STOCK         IN CAPITAL              STAGE           TOTAL
----                       -----            -----        -----        -----         ----------              -----           -----
09-30-1994                                              16,666,657    $166,667        $ 665,176            $(831,843)    $    -0-
09-28-1995                       10            $  1                                       3,999                            4,000
                                ---            ----                                   ---------                         --------
09-30-1995                       10            $  1     16,666,657    $166,667        $ 669,175            $(831,843)   $  4,000
                                ===            ====     ==========    ========        =========            =========    ========

Reverse split 150 to 1           10            $  1        107,731       1,077          834,765             (831,843)   $  4,000
Capital contribution                                                                      2,978                            2,977
Conversion of preferred
  stock to common               (10)             (1)    20,000,000     200,000         (199,999)                              -0-
09-30-1996         Net profit (loss)                                                                          (6,978)     (6,977)
                   -----------------           ----     ----------    --------        ---------             --------    --------
09-30-1996                       -0-           $ -0-    20,107,731    $201,077        $ 637,744            $(838,821)   $     -0-

Issuance of shares for consulting
 fees                                                    2,500,000      25,000                                            25,000

Net loss                                                                                                     (27,125)    (27,125)
                                               ----     ----------    --------        ---------            ---------    --------
09-30-1997                       -0-           $ -0-    22,607,731    $226,077        $ 637,744             (865,946)     (2,125)
                                 ===           ====     ==========    ========        =========            =========    ========

              See accompanying notes to the financial statements.

                                 D-VINE, LTD.
                         (A Development Stage Company)


                            STATEMENT OF CASH FLOWS

                                                                                 FOR THE PERIOD
                                                                                      FROM
                                                                                REORGANIZATION,
                                                  FOR THE          FOR THE      OCTOBER 1, 1995
                                                YEAR ENDED       YEAR ENDED            TO
                                              SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,
                                                   1996             1997              1997
                                              ---------------  ---------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                            (6,978)         (27,125)          $(34,103)
  Depreciation                                            -0-                                 -0-
                                                     -------                            --------

  Accounts payable                                                      2,125              2,125
                                                                     --------           --------
TOTAL CASH FLOWS FROM OPERATIONS                          -0-          25,000            (31,978)

CASH FLOWS FROM INVESTING ACTIVITIES                      -0-                                 -0-
                                                     -------                            --------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                -0-                                 -0-
                                                     -------                            --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of shares of common stock                                   25,000             25,000
  Capital contribution                                 2,978                               2,978
  Sale of preferred stock                              4,000                               4,000
                                                     -------                            --------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES             6,978           25,000             31,978


NET INCREASE  IN CASH                                     -0-              -0-                -0-
CASH BALANCE BEGINNING OF PERIOD                          -0-              -0-                -0-
                                                     -------         --------           --------
CASH BALANCE END OF PERIOD                           $    -0-         $    -0-           $    -0-
                                                     =======         ========           ========

              See accompanying notes to the financial statements.

                                  D-VINE, LTD

                        (A DEVELOPMENT STAGE COMPANY)


                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


NOTE 1. ORGANIZATION OF COMPANY AND ISSUANCE OF COMMON STOCK
        ----------------------------------------------------

a. Creation of the Company

D-Vine, Ltd., (the "Company") was formed under the laws of the state of Delaware on July 22, 1985. On February 13, 1996, the Company amended its certificate of incorporation, changing its name to D-Vine, Ltd.

b. Description of the Company

The Company is a development stage company that has remained dormant for the last ten years. The Company is seeking new and profitable business opportunities.

c. Issuance of Shares of Common Stock

The Company sold 10 shares of preferred stock for an aggregate consideration of $4,000 from Erma S. Warburg.

On February 10, 1996, the Company reverse split the number of shares of common stock outstanding from 16,666,657 to 107,731.

In September, 1996, the 10 shares of 1995 Series AA Convertible Preferred Stock were converted into 20,000,000 shares of common stock.

In September, 1996, the Company received an additional capital contribution of $2,978.

In September, 1996, the shares of preferred stock were converted into 20,000,000 shares of common stock.

In October, 1996, the Company issued 2,500,000 shares of common stock in consideration for consulting fees valued at $25,000 or $0.01 per share.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
a. Basis of Financial Statement Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $865,943 for period from July 22, 1985 to September

                                  D-VINE, LTD

                        (A DEVELOPMENT STAGE COMPANY)


                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


30, 1997. On September 12, 1996, the Company changed managerial control. The Company has not generated any income and has been dependent upon management to pay the expenses to maintain the Company's existence and pay the costs of ongoing maintenance. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

The financial statements presented consist of the balance sheet of the Company as at September 30, 1997 and the related statements of operations and cash flows for the years ending September 30, 1996 and 1997 and for the period from reorganization, October 1, 1995 to September 30, 1997.

b. Cash and cash equivalents

The Company treats temporary investments with a maturity of less than three months as cash.

c. Revenue recognition

Revenue is recognized when  products are shipped or services are rendered.

d. Selling and Marketing Costs

Selling and Marketing - Certain selling and marketing costs are expensed in the period in which the cost pertains. Other selling and marketing costs are expensed as incurred.

e. Earnings per share

Earnings per share have been computed on the basis of weighted average number of shares outstanding. for the year ended September 30, 1995 and 1996. The weighted average number of shares outstanding was 20,107,731 and 22,607,731 respectively.

f. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  D-VINE, LTD

                        (A DEVELOPMENT STAGE COMPANY)


                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

g. Asset Impairment

The Company adopted the provisions of SFAS No. 121, Accounting for the impairment of long lived assets and for long-lived assets to be disposed of effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect of such adoption on the Company's financial position or results of operations.


NOTE 3 - RELATED PARTY TRANSACTIONS
         --------------------------

a. Change in Managerial Control

On September 12, 1996, D-Vine Investment Partners, a Delaware general partnership between Christopher F. Brown and Edward Tobin, purchased 17,000,000 shares of the Company's common stock in a private transaction with Erma S. Warburg. The sale represented approximately 84.5% of the Company's total issued and outstanding common stock as of the date of the transaction. The aggregate purchase price for the purchased shares was $150,000 ($.00824 per share) plus the satisfaction of Warburg's legal fees and expenses in connection with the transaction in the aggregate amount of $10,000. The funds required by the Buyer were provided by Messrs. Brown and Tobin from their personal resources.

   As a result of this transaction, Buyer and indirectly Messrs. Brown and Tobin, have obtained control of the Company. In connection with such change of control, Erma Warburg, Barbara Tersptra and Margarette Bowles resigned as officers and directors of the Company and Messrs. Tobin, Brown and Thomas Tuttle have been appointed as all the members of the Company's Board of Directors. Additionally, Mr. Tobin has been appointed President of the Company.

b. Office Space

The Company occupies office space at the office's of the Company President, at 712 Fifth Avenue, 7th floor, New York, New York rent free, on a month to month basis from Edward Tobin.

                                  D-VINE, LTD

                         (A DEVELOPMENT STAGE COMPANY)


                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


NOTE 4 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

As of September 30, 1997, the Company is not a party to any commitments, contracts or litigation.

NOTE 5 - CAPITAL STOCK
         -------------

  The Company is authorized to issue 50,000,000 shares of common stock, $0.01 par value each and 10,000,000 shares of preferred stock, $0.01 par value each. Of the 50,000,000 shares of common stock, 1,000,000 shares are designated as Class A common.

a. Preferred Stock

On April 5, 1988, the Company amended its certificate of incorporation to establishing a series of preferred stock designated as the "Series A Convertible Preferred Stock", $0.01 par value each. The Series A Preferred Stock is convertible into 1,000,000 shares of common stock.

On October 19, 1995, the Company amended its certificate of incorporation to establishing a series of preferred stock designated as "1995 Series AA Convertible Preferred Stock", $0.01 par value each. Each share of Series AA Preferred Stock is convertible into 2,000,000 shares the Company's common stock.

The Company sold 10 shares of 1995 Series AA Convertible Preferred Stock for an aggregate consideration of $4,000.

In September, 1996, the shares of preferred stock were converted into 20,000,000 shares of common stock.

On December 20, 1996, the Company amended its certificate of incorporation eliminating the Series A Convertible Preferred Stock, the Series AA Convertible Preferred Stock and the Class A Common Stock.

NOTE 6 - INCOME TAXES
         ------------

The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of

                                  D-VINE, LTD

                         (A DEVELOPMENT STAGE COMPANY)


                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


September 30, 1997, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

At September 30, 1997, the Company has net operating loss carry forwards for income tax purposes of $865,946. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the net deferred tax asset as of September 30, 1997 are as follows:

   Deferred tax asset:

     Net operating loss carry forward              $ 294,422
     Valuation allowance                           $(294,422)
                                                   ---------
     Net deferred tax asset                        $      -0-
                                                   =========

   The Company recognized no income tax benefit for the loss generated in the period from reorganization, October 1, 1995 to September 30, 1997.

   SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.