Form 10QSB
period 1997-12-31
D-VINE LTD
filed 1999-03-23
CIK 783454

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


     (Mark One)
     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:     DECEMBER 31, 1997
                                           ----------------------------------


     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           EXCHANGE ACT

        For the transition period from _______________ to _______________

        Commission file number               33-1599
                              ------------------------------------------------


                                 D-VINE, LTD.
                -----------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


                  DELAWARE                                   22-2732163
     ---------------------------------------     -------------------------------
          (State or other jurisdiction                      (IRS Employer
          of incorporation or organization)              Identification No.)



             712 FIFTH AVENUE, 7TH FLOOR, NEW YORK, NEW YORK 10019
      -------------------------------------------------------------------
                   (Address of principal executive offices)

                                (212) 582-3400
                         -----------------------------
                          (Issuer's telephone number)

                                NOT APPLICABLE
        ---------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes  X
                                                                            ---
No ______

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes _____  No     X
                                                              ------


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: DECEMBER 31, 1998 24,607,731
                                               ---------------------------------

     Transitional Small Business Disclosure Format (check one).
Yes  ________;  No    X
                   ---------

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 D-VINE, LTD.
                         (A Development Stage Company)

                                BALANCE SHEETS

                                                                             December 31,
                                                                 Sept. 30,       1997
                                                                    1997      Unaudited
                                                                    ----      ---------
                                          ASSETS
Current assets
  Cash                                                           $     -0-      $     -0-
                                                                 ---------      ---------
  Current assets                                                       -0-            -0-




Total assets                                                     $     -0-      $     -0-


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                               $   2,125      $   4,270


Stockholders' equity
Common Stock authorized 50,000,000 shares, $0.01 par value
 each. At September 30, 1997 and December 31, 1997, there are
 22,607,731 and 22,607,731 shares outstanding respectively.        226,077        226,077


Additional paid in capital                                         637,744        637,744
Common stock warrants - 1,000,000 warrants outstanding on                          50,000
 December 31, 1997
Deficit accumulated during development stage                      (865,946)      (918,091)
                                                                 ---------      ---------
Total stockholders' equity                                          (2,125)        (4,270)
                                                                 ---------      ---------
Total liabilities and stockholders' equity                       $     -0-      $     -0-
                                                                 =========      =========

                See accompanying notes to financial statements.

                                 D-VINE, LTD.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS

                                                                        FOR THE PERIOD
                                      FOR THE THREE                         FROM
                                         MONTHS       FOR THE THREE    REORGANIZATION,
                                          ENDED       MONTHS ENDED    OCTOBER 1, 1995,
                                        DECEMBER      DECEMBER 31,     TO DECEMBER 31,
                                        31, 1996          1997              1997
                                        UNAUDITED       UNAUDITED         UNAUDITED
                                        ---------       ---------         ---------
Revenue                                         -0-             -0-                 -0-
Costs of goods sold                             -0-             -0-                 -0-
                                        -----------     -----------         -----------

Gross profit                                    -0-             -0-                 -0-

Operations:
  General and administrative                  3,250          52,145              86,248
  Depreciation and  amortization                -0-             -0-                 -0-
                                        -----------     -----------         -----------
  Total expense                               3,250          52,145              86,248


Net loss                                $    (3,250)    $   (52,145)        $   (86,248)
                                        ===========     ===========         ===========

Net loss per share -basic                    $(0.00)         $(0.00)             $(0.00)
                                        ===========     ===========         ===========
Number of shares outstanding-basic       22,607,731      22,657,731          22,657,731
                                        ===========     ===========         ===========

                See accompanying notes to financial statements.

                                 D-VINE, LTD.
                         (A Development Stage Company)


                            STATEMENT OF CASH FLOWS

                                                                                       FOR THE PERIOD
                                                                                            FROM
                                                         FOR THE         FOR THE      REORGANIZATION,
                                                       THREE MONTHS    THREE MONTHS   OCTOBER 1, 1995
                                                          ENDED           ENDED              TO
                                                      DECEMBER 31,    DECEMBER 31,      DECEMBER 31,
                                                           1996            1997             1997
                                                           ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   (3,250)        (52,145)          $(86,248)
  Depreciation                                                  -0-             -0-                -0-
Adjustments used to reconcile net loss to net cash
 provided by (used in) operating activities
  Accounts payable                                            1,750           2,145              4,270
                                                            -------        --------           --------
TOTAL CASH FLOWS FROM OPERATIONS                             (1,500)        (50,000)           (81,978)

CASH FLOWS FROM INVESTING ACTIVITIES                            -0-                                -0-
                                                            -------                           --------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                      -0-                                -0-
                                                            -------                           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Shareholder loan                                            1,500
  Sale of stock purchase warrants                                            50,000             50,000
  Issuance of shares of common stock                                                            25,000
  Capital contribution                                                                           2,978
  Sale of preferred stock                                                                        4,000
                                                             ------         -------           --------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                    1,500          50,000             81,978


NET INCREASE  IN CASH                                           -0-             -0-                -0-
CASH BALANCE BEGINNING OF PERIOD                                -0-             -0-                -0-
                                                            -------        --------           --------
CASH BALANCE END OF PERIOD                                  $   -0-        $    -0-           $    -0-
                                                            =======        ========           ========

                See accompanying notes to financial statements.

                                 D-VINE, LTD.
                         (A Development Stage Company)


                       STATEMENT OF STOCKHOLDERS EQUITY


                                                                                                  Deficit
                                                                                      Common    accumulated
                                                                       Additional      Stock       during
                        Preferred    Preferred   Common     Common       paid in     Purchase   development
Date                      stock        stock      Stock      Stock       capital     Warrants      stage      Total
----                    ---------    ---------   ------     ------     ----------    --------   -----------   -----
09-30-1994                                     16,666,657  $166,667     $ 665,176                $(831,843)  $     -0-
09-28-1995                    10        $  1                                3,999                               4,000
                             ---        ----                            ---------                            --------
09-30-1995                    10        $  1   16,666,657  $166,667     $ 669,175                $(831,843)  $  4,000
                             ===        ====   ==========  ========     =========                =========   ========

Reverse split 150 to 1        10        $  1      107,731     1,077       834,765                 (831,843)  $  4,000
Capital contribution                                                        2,978                               2,977
Conversion of preferred
   stock to common           (10)         (1)  20,000,000   200,000      (199,999)                                 -0-
09-30-1996      Net profit (loss)                                                                   (6,978)    (6,977)
                ----------------        ----   ----------  --------     ---------                ---------   --------

09-30-1996                    -0-       $ -0-  20,107,731  $201,077     $ 637,744                $(838,821)  $     -0-

Issuance of shares for
consulting fees                                 2,500,000    25,000                                            25,000

Net loss                                                                                           (27,125)   (27,125)
                             ---        ----   ----------  --------     ---------                ---------   --------
09-30-1997                    -0-       $ -0-  22,607,731  $226,077     $ 637,744                 (865,946)    (2,125)

Unaudited
---------
Sale of warrants at $0.05                                                             50,000
Net loss                                                                                           (52,145)   (52,145)
                             ---        ----   ----------  --------     ---------    -------     ---------   --------
12-31-1997                    -0-       $ -0-  22,607,731  $226,077     $ 637,744    $50,000     $(918,091)  $ (4,270)
                             ===        ====   ==========  ========     =========    =======     =========   ========

                See accompanying notes to financial statements.

                                 D-VINE, LTD.
                         (A Development Stage Company)

                       NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements of D-Vine, Ltd. (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements in conjunction with the audited consolidated financial statements contained in Form 10-KSB of September 30, 1997.

NOTE 2 - RELATED PARTY TRANSACTIONS

     During the three month period ended December 31, 1996 and 1997 , a shareholder of the Company paid expenses on its behalf in the amounts of $0 and $1,500, respectively.

NOTE 3 - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("Statement No. 128"). Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the total number of common shares outstanding for the period.

     Shares used in calculating basic and diluted net income per share were as follows:


                                      For the three      For the three
                                      months ended       months ended
                                    December 31, 1997  December 31, 1996
                                    -----------------  -----------------

 Total number common
shares outstanding                       22,607,731           21,107,731

Effect of conversion of
  common stock purchase warrants
  into shares of common stock             1,000,000
                                         ----------          -----------
Total shares of common stock
outstanding fully diluted                23,607,731           21,107,731
                                         ==========          ===========

NOTE 4 - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1997, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

     At December 31, 1997, the Company has net operating loss carry forwards for income tax purposes of $918,091. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the net deferred tax asset as of December 31, 1997 are as follows:

     Deferred tax asset:
     Net operating loss carry forward                $ 312,151
     Valuation allowance                             $(312,151)
                                                     ---------
     Net deferred tax asset                          $     -0-
                                                     =========

     The Company recognized no income tax benefit for the loss generated in the period from reorganization, October 1, 1995, to December 31, 1997. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

NOTE 5 - COMMON STOCK PURCHASE WARRANTS

     In August, 1997, the Company sold for an aggregate consideration of $50,000 to Ocean Strategic Holdings Limited, a Guernsey corporation, 1,000,000 Warrants to purchase 1,000,000 shares of common stock at $0.01 per share. The Warrants are exercisable beginning August 1, 1998 until 5:00 p.m.(New York time) on August 1, 2001.

     The Warrant agreement contains various terms and conditions, amongst which include the following as well as other provisions: that the Company will preserve the Warrant Holders position subsequent to any adjustment to the Company's capital structure. In addition, in no event may the Warrant Holder be entitled to exercise any portion of this Warrant such that giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of common stock following such exercise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to entry into any new business venture; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's new products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.


RESULTS OF OPERATIONS

     Results of operations for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997.

     Revenues were $-0-for the three months ended December 31, 1998 as compared to $0 for the three months ended December 31, 1997. Costs of goods sold for the three months ended December 31, 1998, were $0 as compared to $0 for the three months ended December 31, 1997 representing a cost of goods sold percentage of 0% for the three months ended December 31, 1998 as compared to 0% for the three months ended December 31, 1997.

   General and administrative costs for the three months ended December 31, 1998 were $52,145,an increase of $52,145 over $-0- for the three months ended December 31, 1997

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 1998

     The Company's cash balance was $-0- and working capital was a negative $4,270 as at December 31, 1998.

     The Company's primary short-term needs for capital, which are subject to change, are for the acquisition of new business opportunities.

     Income tax: As of December 31, 1998, the Company has a tax loss carry-forward of $938,091. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

     The Company currently plans to continue to accept funds from or accrue expenses incurred by the officers, directors and other related parties to seek a new business or a new business opportunity.

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

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file a report on Form 8-K during the three months ended December 31, 1997.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         D-VINE, LTD.
                                         (Registrant)


Date: March 15, 1999                     By:   /s/ Edward Tobin
                                              ------------------------------
                                              Edward Tobin
                                              President & Director
                                              (Principal Executive, Financial
                                                 and Accounting Officer)