Form 10QSB
period 1998-03-31
D-VINE LTD
filed 1999-03-23
CIK 783454

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


(Mark One)
   [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:   MARCH 31, 1998
                                            -------------------


   [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
             EXCHANGE ACT

       For the transition period from _______________ to _______________

       Commission file number                33-1599
                             ---------------------------------------------


                                 D-VINE, LTD.
             ----------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


              DELAWARE                                       22-2732163
----------------------------------                     ---------------------
   (State or other jurisdiction                            (IRS Employer
 of incorporation or organization)                      Identification No.)



             712 FIFTH AVENUE, 7TH FLOOR, NEW YORK NEW YORK 10019
   -------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (212) 582-3400
                    --------------------------------------
                          (Issuer's telephone number)

                                 NOT APPLICABLE
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                       ---
No ____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes _____  No   X
                                                              ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 24,607,731 DECEMBER 31, 1998
                                               ---------------------------------

     Transitional Small Business Disclosure Format (check one).
Yes ________;  No  X
                  ---

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 D-VINE, LTD.
                         (A Development Stage Company)


                                BALANCE SHEETS

                                                                            March  31,
                                                               Sept. 30,      1998
                                                                 1997       Unaudited
                                                                 ----       ---------
                           ASSETS
Current assets

  Cash                                                         $      -0-   $      -0-
                                                               ---------    ---------
  Current assets                                                      -0-          -0-




Total assets                                                   $      -0-   $      -0-


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                             $   2,125    $   4,270


Stockholders' equity
Common Stock authorized 50,000,000 shares, $0.01 par value
 each. At September 30, 1997 and March 31, 1998, there are
 22,607,731 and 22,607,731 shares outstanding respectively.      226,077      226,077


Additional paid in capital                                       637,744      637,744
Common stock warrants - 1,000,000 warrants outstanding on                      50,000
 March 31, 1998
Deficit accumulated during development stage                    (865,946)    (918,091)
                                                               ---------    ---------
Total stockholders' equity                                        (2,125)      (4,270)
                                                               ---------    ---------
Total liabilities and stockholders' equity                     $      -0-   $      -0-
                                                               =========    =========


                See accompanying notes to financial statements.

                                 D-VINE, LTD.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS

                                                                        FOR THE PERIOD
                                                                            FROM
                                       FOR THE SIX     FOR THE SIX     REORGANIZATION,
                                      MONTHS ENDED    MONTHS ENDED    OCT. 1, 1995, TO
                                        MARCH 31,      MARCH  31,        MARCH  31,
                                          1997            1998               1998
                                        UNAUDITED       UNAUDITED         UNAUDITED
                                      --------------  --------------  ------------------
Revenue                               $         -0-   $         -0-        $        -0-

Costs of goods sold                             -0-             -0-                 -0-
                                      ------------    ------------         -----------

Gross profit                                    -0-             -0-                 -0-

Operations:
  General and administrative                 5,125          52,145              86,248
  Depreciation and amortization                 -0-             -0-                 -0-
                                      ------------    ------------         -----------
  Total expense                              5,125          52,145              86,248


Net loss                              $     (5,125)   $    (52,145)        $   (86,248)
                                      ============    ============         ===========

Net loss per share - basic            $      (0.00)   $      (0.00)        $     (0.00)
                                      ============    ============         ===========
Number of shares outstanding-basic      22,607,731      22,657,731          22,657,731
                                      ============    ============         ===========

                See accompanying notes to financial statements.

                                 D-VINE, LTD.
                         (A Development Stage Company)


                            STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                                                 FOR THE PERIOD
                                                                                      FROM
                                                        FOR THE      FOR THE    REORGANIZATION,
                                                      SIX MONTHS   SIX MONTHS    OCTOBER 1, 1995
                                                         ENDED       ENDED             TO
                                                       MARCH 31,    MARCH 31,       MARCH 31,
                                                         1997         1998            1998
                                                         ----         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $ (5,125)    $(52,145)          $(86,248)
  Depreciation                                               -0-          -0-                -0-
Adjustments used to reconcile net loss to net cash
provided by (used in) operating activities
  Prepaid expenses                                       (19,500)
  Accounts payable                                         2,152        2,145              4,270
                                                        --------     --------           --------
TOTAL CASH FLOWS FROM OPERATIONS                         (22,500)     (50,000)           (81,978)

CASH FLOWS FROM INVESTING ACTIVITIES                         -0-                             -0-
                                                        --------                        --------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                   -0-                             -0-
                                                        --------                        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Shareholder loan
  Sale of stock purchase warrants                                      50,000             50,000
  Issuance of shares of common stock                      25,000                          25,000
  Capital contribution                                                                     2,978
  Sale of preferred stock                                                                  4,000
                                                        --------     --------           --------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                25,000       50,000             81,978


NET INCREASE  IN CASH                                      2,500          -0-                -0-
CASH BALANCE BEGINNING OF PERIOD                             -0-          -0-                -0-
                                                        --------     --------           --------
CASH BALANCE END OF PERIOD                              $  2,500     $    -0-           $    -0-
                                                        ========     ========           ========

                See accompanying notes to financial statements.

                                 D-VINE, LTD.
                         (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS EQUITY

                                                                                               COMMON      DEFICIT ACCUMULATED
                            PREFERRED   PREFERRED     COMMON     COMMON   ADDITIONAL PAID  PURCHASE STOCK  DURING DEVELOPMENT
DATE                          STOCK       STOCK       STOCK      STOCK      IN CAPITAL       WARRANTS      STAGE         TOTAL
----                          ------      -----       -----      -----      ----------       --------      -----         -----
09-30-1994                                          16,666,657  $166,667      $ 665,176                    $(831,843)   $    -0-
09-28-1995                     10            $  1                                 3,999                                    4,000
                              ----           ----                             ---------                                 --------
09-30-1995                     10            $  1   16,666,657  $166,667      $ 669,175                    $(831,843)   $  4,000
                              ====           ====   ==========  ========      =========                    =========    ========

Reverse split 150  to 1        10            $  1      107,731     1,077        834,765                     (831,843)   $  4,000
Capital contribution                                                              2,978                                    2,977
Conversion of preferred
   stock to common            (10)             (1)  20,000,000   200,000       (199,999)                                     -0-
09-30-1996       Net profit (loss)                                                                            (6,978)     (6,977)
                 -----------------           ----   ----------  --------      ---------                    ---------    --------

09-30-1996                     -0-           $-0-   20,107,731  $201,077      $ 637,744                    $(838,821)   $    -0-

Issuance of shares for
consulting fees                                      2,500,000    25,000                                                  25,000

Net loss                                                                                                     (27,125)    (27,125)
                              ----           ----   ----------  --------      ---------                    ---------    --------
09-30-1997                     -0-           $-0-   22,607,731  $226,077      $ 637,744                     (865,946)     (2,125)
Unaudited
---------
Sale of warrants at $0.05                                                                        50,000
Net loss                                                                                                     (52,145)    (52,145)
                                             ----   ----------  --------      ---------      ----------    ---------    --------
03-31-1998                     -0-           $-0-   22,607,731  $226,077      $ 637,744         $50,000    $(918,091)   $ (4,270)
                              ====           ====   ==========  ========      =========      ==========    =========    ========

                See accompanying notes to financial statements.

                                 D-VINE, LTD.
                         (A Development Stage Company)

                       Notes to the Financial Statements
                                March 31, 1998


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

NOTE 2 - RELATED PARTY TRANSACTIONS

     During the six month period ended March 31, 1997 and 1998 , a shareholder of the Company paid expenses on its behalf in the amounts of $1,500 and $-0-, respectively.

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

     Shares used in calculating basic and diluted net income per share were as follows:

                                     For the six     For the six
                                     months ended    months ended
                                    March 31, 1998  March 31, 1997
                                    --------------  --------------
 Total number common
shares outstanding                      22,607,731      22,607,731

Effect of conversion of
  common stock purchase warrants
  into shares of common stock            1,000,000
                                        ----------      ----------
Total shares of common stock
outstanding fully diluted               23,607,731      22,607,731
                                        ==========      ==========

NOTE 4- INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 1998, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

     At March 31, 1998, the Company has net operating loss carry forwards for income tax purposes of $918,091. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The components of the net deferred tax asset as of March 31, 1998 are as follows:

     Deferred tax asset:
     Net operating loss carry forward                     $ 312,151
     Valuation allowance                                  $(312,151)
                                                          ---------
     Net deferred tax asset                               $     -0-
                                                          =========

     The Company recognized no income tax benefit for the loss generated in the period from reorganization, October 1, 1995, to March 31, 1998. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

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

     The Company has reserved 1,000,000 shares of common stock pending the conversion of Warrants.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

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

                             RESULTS OF OPERATIONS

     Results of operations for the six months ended March 31, 1998 as compared to the six months ended March 31, 1997.

     Revenues were $-0- for the six months ended March 31, 1998 as compared to $0 for the six months ended March 31, 1997. Costs of goods sold for the six months ended March 31, 1998, were $0 as compared to $0 for six months ended March 31, 1997 representing a cost of goods sold percentage of 0% for the six months ended March 31, 1998 as compared to 0% for the six months ended March 31, 1997.

     General and administrative costs for the for the six months ended March 31, 1998 were $52,145, an increase of $48,895 over $3,250 for the six months ended March 31, 1998.

Liquidity and capital resources as of March 31, 1998.

     The Company's cash balance was $-0- and working capital was a negative $4,270 as at March 31, 1998.

     The Company's primary short-term needs for capital, which are subject to change, are for the acquisition of new business opportunities.

     Income tax: As of March 31, 1998, the Company has a tax loss carry-forward of $918,091. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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

     The Company did not file a report on Form 8-K during the three months ended March 31, 1998.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         D-VINE, LTD.
                                         (Registrant)


Date: March 15, 1999                     By:  /s/ Edward Tobin
                                            -------------------------------
                                              Edward Tobin
                                              President & Director
                                              (Principal Executive, Financial
                                                  and Accounting Officer)