Form 10QSB
period 1998-06-30
D-VINE LTD
filed 1999-03-23
CIK 783454

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


     (Mark One)
        [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: JUNE 30, 1998
                                            _______________

        [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
             EXCHANGE ACT

        For the transition period from _______________ to _______________

        Commission file number 33-1599
                               ________


                                 D-VINE, LTD.
               -----------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


        DELAWARE                                             22-2732163
----------------------------------                      ----------------------
  (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification No.)


             712 FIFTH AVENUE, 7TH FLOOR, NEW YORK, NEW YORK 10019
   ---------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (212) 582-3400
                    --------------------------------------
                          (Issuer's telephone number)

                                 NOT APPLICABLE
   ---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                                                       ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes _____  No   X
                                                             -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: DECEMBER 31, 1998 24,607,731
                                               ---------------------------------

     Transitional Small Business Disclosure Format (check one).

Yes______;  No   X
               ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  D-VINE, LTD.
                         (A Development Stage Company)


                                 BALANCE SHEETS

                                                                  Sept. 30,    June 30, 1998
                                                                    1997         Unaudited
                                                                  --------     -------------
                                           ASSETS

Current assets
  Cash                                                            $     -0-       $     -0-
                                                                  ---------       ---------
  Current assets                                                        -0-             -0-

Total assets                                                      $     -0-       $     -0-


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                $   2,125       $   4,270


Stockholders' equity
Common Stock authorized 50,000,000 shares, $0.01 par value
 each. At September 30, 1997 and June 30, 1998, there are
 22,607,731 and 22,607,731 shares outstanding respectively.         226,077         226,077


Additional paid in capital                                          637,744         637,744
Common stock warrants - 1,000,000 warrants outstanding on June                       50,000
 30, 1998
Deficit accumulated during development stage                       (865,946)       (918,091)
                                                                  ---------       ---------
Total stockholders' equity                                           (2,125)         (4,270)
                                                                  ---------       ---------
Total liabilities and stockholders' equity                        $     -0-       $     -0-
                                                                  =========       =========

                See accompanying notes to financial statements.

                                  D-VINE, LTD.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                         FOR THE PERIOD
                                                                              FROM
                                                                        REORGANIZATION,
                                       FOR THE NINE     FOR THE NINE    OCTOBER 1, 1995,
                                       MONTHS ENDED     MONTHS ENDED      TO JUNE 30,
                                      JUNE 30, 1997    JUNE 30, 1998          1998
                                         UNAUDITED        UNAUDITED         UNAUDITED
                                      ---------------  ---------------  -----------------
Revenue                                  $       -0-      $       -0-        $       -0-

Costs of goods sold                              -0-              -0-                -0-
                                         -----------      -----------        -----------

Gross profit                                     -0-              -0-                -0-

Operations:
  General and administrative                   6,625           52,145             86,248
  Depreciation and  amortization                 -0-              -0-                -0-
                                         -----------      -----------        -----------
  Total expense                                6,625           52,145             86,248

Net loss                                 $     6,625      $   (52,145)       $   (86,248)
                                         ===========      ===========        ===========

Net loss per share -basic                $     (0.00)     $     (0.00)       $     (0.00)
                                         ===========      ===========        ===========
Number of shares outstanding-basic        22,607,731       22,657,731         22,657,731
                                         ===========      ===========        ===========

                See accompanying notes to financial statements.

                                  D-VINE, LTD.
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                     FOR THE PERIOD
                                                                                         FROM
                                                        FOR THE        FOR THE      REORGANIZATION,
                                                      NINE MONTHS   NINE  MONTHS    OCTOBER 1, 1995
                                                         ENDED         ENDED              TO
                                                        JUNE 30,      JUNE 30,         JUNE 30,
                                                          1997          1998             1998
                                                      ------------  -------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  6,625       $(52,145)          $(86,248)
  Depreciation                                                -0-            -0-                -0-
Adjustments used to reconcile net loss to net cash
 provided by (used in) operating activities
  Prepaid expenses                                         18,000
  Accounts payable                                          2,152          2,145              4,270
                                                         --------       --------           --------
TOTAL CASH FLOWS FROM OPERATIONS                          (22,500)       (50,000)           (81,978)

CASH FLOWS FROM INVESTING ACTIVITIES                          -0-                               -0-
                                                         --------                          --------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                    -0-                               -0-
                                                         --------                          --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Shareholder loan
  Sale of stock purchase warrants                                         50,000             50,000
  Issuance of shares of common stock                       25,000                            25,000
  Capital contribution                                                                        2,978
  Sale of preferred stock                                                                     4,000
                                                                                           --------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                 25,000         50,000             81,978


NET INCREASE  IN CASH                                       2,500            -0-                -0-
CASH BALANCE BEGINNING OF PERIOD                              -0-            -0-                -0-
                                                         --------       --------           --------
CASH BALANCE END OF PERIOD                               $  2,500       $    -0-           $    -0-
                                                         ========       ========           ========


                See accompanying notes to financial statements.

                                  D-VINE, LTD.
                         (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                                          Common Stock  DEFICIT ACCUMULATED
                          PREFERRED    PREFERRED    COMMON      COMMON   ADDITIONAL PAID    Purchase     DURING DEVELOPMENT
Date                        STOCK        STOCK      STOCK        STOCK      IN CAPITAL      Warrants          STAGE         TOTAL
----                        -----        -----      -----        -----      ----------      --------          -----         -----
09-30-1994                                        16,666,657   $166,667      $ 665,176                      $(831,843)     $    -0-
09-28-1995                     10       $  1                                     3,999                                        4,000
                              ---       ----      ----------   --------      ---------                      ---------      --------
09-30-1995                     10       $  1      16,666,657   $166,667      $ 669,175                      $(831,843)     $  4,000
                              ===       ====      ==========   ========      =========                      =========      ========

Reverse split 150 to 1         10       $  1         107,731      1,077        834,765                       (831,843)     $  4,000
Capital contribution                                                             2,978                                        2,977
Conversion of preferred
   stock to common            (10)        (1)     20,000,000    200,000       (199,999)                                         -0-
09-30-1996
Net profit (loss)                                                                                              (6,978)       (6,977)
-----------------             ---       ----      ----------   --------      ---------                      ---------      --------
09-30-1996                    -0-       $-0-      20,107,731   $201,077      $ 637,744                      $(838,821)     $    -0-

Issuance of shares for
 consulting fees                                   2,500,000     25,000                                        25,000

Net loss                                                                                                      (27,125)      (27,125)
                              ---       ----      ----------   --------      ---------                      ---------      --------
09-30-1997                    -0-       $-0-      22,607,731   $226,077      $ 637,744                       (865,946)       (2,125)
Unaudited
---------
Sale of warrants at $0.05                                                                       50,000
Net loss                                                                                                      (52,145)      (52,145)
                              ---       ----      ----------   --------      ---------         -------      ---------      --------
06-30-1998                    -0-       $-0-      22,607,731   $226,077      $ 637,744         $50,000      $(918,091)     $ (4,270)
                              ===       ====      ==========   ========      =========         =======      =========      ========

                See accompanying notes to financial statements.

                                  D-VINE, LTD.
                         (A Development Stage Company)

                       NOTES TO THE FINANCIAL STATEMENTS
                                 JUNE 30, 1998


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements of D-Vine, Ltd. (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements in conjunction with the audited consolidated financial statements contained in Form 10-KSB of September 30, 1997 and information contained in Form 8-K.

NOTE 2 - RELATED PARTY TRANSACTIONS

     During the nine month period ended June 30, 1997 and 1998 , a shareholder of the Company paid expenses on its behalf in the amounts of $1,500 and $-0-, respectively.

NOTE 3 - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("Statement No. 128"). Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after June 30, 1998. Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the total number of common shares outstanding for the period.

     Shares used in calculating basic and diluted net income per share were as follows:

                                    For the nine   For the nine
                                    months ended   months ended
                                    June 30, 1998  June 30, 1997
                                    -------------  -------------
Total number common
  shares outstanding                   22,607,731     22,607,731

Effect of conversion of
  common stock purchase warrants
  into shares of common stock           1,000,000
                                    -------------  -------------
Total shares of common stock
  outstanding fully diluted            23,607,731     22,607,731
                                    =============  =============

NOTE 4- INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 1998, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

     At June 30, 1998, the Company has net operating loss carry forwards for income tax purposes of $918,091. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the net deferred tax asset as of June 30, 1998 are as follows:

     Deferred tax asset:
     Net operating loss carry forward                $ 312,151
     Valuation allowance                             $(312,151)
                                                     ---------
     Net deferred tax asset                          $     -0-
                                                     =========

     The Company recognized no income tax benefit for the loss generated in the period from reorganization, October 1, 1995, to June 30, 1998. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

NOTE 5 - COMMON STOCK PURCHASE WARRANTS

     In August, 1997, the Company sold for an aggregate consideration of $50,000 to Ocean Strategic Holdings Limited, a Guernsey corporation, 1,000,000 Warrants to purchase 1,000,000 shares of common stock at $0.01 per share. The Warrants are exercisable beginning August 1, 1998 until 5:00 p.m. (New York time) on August 1, 2001.

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

                             RESULTS OF OPERATIONS

     Results of operations for the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997

     Revenues were $-0- for the nine months ended June 30, 1998 as compared to $0 for the nine months ended June 30, 1997. Costs of goods sold for the nine months ended June 30, 1998, were $0 as compared to $0 for nine months ended June 30, 1997 representing a cost of goods sold percentage of 0% for the nine months ended June 30, 1998 as compared to 0% for the nine months ended June 30, 1998.

     General and administrative costs for the for the nine months ended June 30, 1998 were $52,145, an increase of $45,520 over $6,625 for the nine months ended June 30, 1997

     Liquidity and capital resources as of June 30, 1998

     The Company's cash balance was $-0- and working capital was a negative $4,270 as at June 30, 1998.

     The Company's primary short-term needs for capital, which are subject to change, are for the acquisition of new business opportunities.

     Income tax: As of June 30, 1998, the Company has a tax loss carry-forward of $918,091. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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

     The Company did not file a report on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              D-VINE, LTD.
                                              (Registrant)


Date: March 15, 1999                          By: /s/ Edward J. Tobin
                                                 -----------------------------
                                                 Edward J. Tobin
                                                 President & Director
                                                 (Principal Executive, Financial
                                                  and Accounting Officer)