Form 10KSB
period 1998-09-30
D-VINE LTD
filed 1999-03-23
CIK 783454

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-KSB

(Mark One)
    [X]        ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1998

                                      OR

    [_]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


             For the transition period from ___________ to __________

             Commission file number          33-1599
                                    -----------------------


                                 D-VINE, LTD.
     ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                   DELAWARE                                 22-2732163
     -------------------------------------           ------------------------
         (State or other jurisdiction                     (IRS Employer
       of incorporation or organization)               Identification No.)



     712 FIFTH AVENUE, 7TH FLOOR, NEW YORK, NEW YORK                  10019
-----------------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number  (212) 582-3400
                          ---------------------


Securities registered under Section 12(b) of the Act:  NONE
                                                      ------

Securities registered under Section 12(g) of the Act:  NONE
                                                      ------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                       ---
No _____

                                                  Total pages:  25
                                                              ------
                                                  Exhibit Index Page:  12
                                                                     ------



                                  FORM 10-KSB

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year.  $  -0-
                                                                -------

     As of September 30, 1998, there were 24,607,731 shares of the Registrant's common stock, par value $0.01, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $-0- computed at the average bid and asked price as of September 30, 1998.


                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE

     Transitional Small Business Disclosure Format (check one):
Yes  _______;  No  X
                  ---

________________________________________________________________________________

                               TABLE OF CONTENTS

________________________________________________________________________________

ITEM NUMBER AND CAPTION                                                                          PAGE
-----------------------                                                                          ----
PART I

   1.  Description of Business................................................................     4

   2.  Description of Property................................................................     4

   3.  Legal Proceedings......................................................................     5

PART II

   4.  Submission of Matters to a Vote of Security Holders....................................     5

   5.  Market for Common Equity and Related Stockholder Matters...............................     5

   6.  Management's Discussion and Analysis or Plan of Operations.............................     6

   7.  Financial Statements...................................................................     8

   8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...     8

PART III

   9.  Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act......................................     9

   10. Executive Compensation.................................................................    10

   11. Security Ownership of Certain Beneficial Owners and Management.........................    10

   12. Certain Relationships and Related Transactions.........................................    11

   13. Exhibits and Reports on Form 8-K.......................................................    11

________________________________________________________________________________

                        PART I  DESCRIPTION OF BUSINESS

________________________________________________________________________________

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


________________________________________________________________________________

                        ITEM 2. DESCRIPTION OF PROPERTY

________________________________________________________________________________

     The Company at this time has no properties.

     Since 1995 all activities of the Company have been conducted by corporate officers from either their home or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

________________________________________________________________________________

                          ITEM 3.  LEGAL PROCEEDINGS

________________________________________________________________________________

     NONE.



                                    PART II


________________________________________________________________________________

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

________________________________________________________________________________

     NONE.


________________________________________________________________________________

                       ITEM 5. MARKET FOR COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

________________________________________________________________________________

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

     The number of shareholders of record of the Company's common stock as of September 30, 1998 was 91.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

________________________________________________________________________________

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

________________________________________________________________________________

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

RESULTS OF OPERATIONS

     Results of operations for the year ended September 30, 1998 as compared to the year ended September 30, 1997

     Revenues were $-0-for the year ended September 30, 1998 as compared to $0 for the year ended September 30, 1997. Costs of goods sold for the year ended September 30, 1998, were $0 as compared to $0 for the year ended September 30, 1997 representing a cost of goods sold percentage of 0% for the year ended September 30, 1998 as compared to 0%for the year ended September 30, 1997.

     General and administrative costs for the year ended September 30, 1998 were $72,145, an increase of $65,520 over $6,625 for the year ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 1998.

     The Company's cash balance was $-0- and working capital was a negative $4,270 as at September 30, 1998.

     The Company's primary short-term needs for capital, which are subject to change, are for the acquisition of new business opportunities.

     Income tax: As of September 30, 1998, the Company has a tax loss carry-forward of $938,091. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

     The Company currently plans to continue to accept funds from or accrue expenses incurred officers, directors and other related parties to seek new a new business business opportunity.

     The Company expects its capital requirements to increase over the next several years as it commences new search and development efforts, undertakes new product development, increases sales and administration infrastructure and embarks on developing in-house business capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's present management can fund the continued capital requirements, the timing of regulatory actions regarding the Company's potential acqusitions, the costs and timing of expansion of sales, marketing activities, facilities expansion needs, and competition in any business entered into.

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

________________________________________________________________________________

                         ITEM 7. FINANCIAL STATEMENTS

________________________________________________________________________________

     The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 14 for a list of the financial statements and financial statement schedules included.

________________________________________________________________________________

             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

________________________________________________________________________________

     In February 1999, the Company appointed Thomas Monahan as its accountant for the years ended September 30, 1997 and 1998. There were no disagreements between the Compamny and its former accountants, between the Company and its former accountant, Robison, Hill & Co. on amny matter of accounting principles, practice or financial statement disclosures. There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.



                                   PART III

________________________________________________________________________________

          ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

________________________________________________________________________________

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth the name, age, and position of each executive officer and director of the Company:

                                                                       DIRECTOR'S
        NAME             AGE                 OFFICE                   TERM EXPIRES
-------------------------------------------------------------------------------------
Edward Tobin             42   Chief Executive Officer, Chairman of    Next Annual
                              the Board of Directors and President      Meeting

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

________________________________________________________________________________

                        ITEM 10. EXECUTIVE COMPENSATION

________________________________________________________________________________

     NONE.

________________________________________________________________________________

                    ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

________________________________________________________________________________

PRINCIPAL SHAREHOLDERS

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 24,607,731 shares of issued and outstanding Common Stock of the Company as of September 30, 1998 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

      NAME AND ADDRESS               NATURE OF      NUMBER OF
    OF BENEFICIAL OWNERS             OWNERSHIP    SHARES OWNED     PERCENT
-------------------------------------------------------------------------------
  Edward Tobin/(1)/                Common Stock     19,500,000      79.24%

  Christopher F. Brown/(1)/        Common Stock     19,500,000      79.24%

  Thomas Tuttle                    Common Stock              0         .0

  Steven A. Saide                  Common Stock              0          0

  All Executive Officers           Common Stock     19,500,000      79.24%
   and Directors as a Group
   (4 persons)

______________
/(1)/ Edward Tobin and Christopher F. Brown are partners in D-Vine Investment Partners, which is the direct beneficial owner of the Shares.

________________________________________________________________________________

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

________________________________________________________________________________

     NONE.

________________________________________________________________________________

                  ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

________________________________________________________________________________

     (a)  The following documents are filed as part of this report.

1.   FINANCIAL STATEMENTS                                                       PAGE
                                                                                ----
     Report of Thomas Monahan, Independent Certified Public Accountant          F-1

     Balance Sheets as of September 30, 1998                                    F-2

     Statements of Operations for the years ended
     September 30, 1998, and 1997                                               F-3

     Statement of Stockholders' Equity for the years ended
     September 30, 1998 and 1997                                                F-4

     Statements of Cash Flows for the years ended
     September 30, 1998 and 1997                                                F-5

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

3.   EXHIBITS

     (a)  The following exhibits are included as part of this report:

                    SEC
     EXHIBIT     REFERENCE
     NUMBER       NUMBER                  TITLE OF DOCUMENT                  LOCATION
=========================================================================================
     Item 3.                  Articles of Incorporation and Bylaws
     ------------------------------------------------------------------
      3.01           3        Articles of Incorporation of Trans West      Incorporated
                              Inc., a Delaware Corporation now known       by Reference
                              as D-Vine, LTD.

      3.02           3        Bylaws                                       Incorporated
                                                                           by Reference

     (b) The Company did not file any report on Form 8-K during the last quarter of the period covered by this report.

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

                                        D-VINE, LTD.


Dated: March 15, 1999                   By   /s/ Edward J. Tobin
                                           ----------------------------------
                                           Edward J. Tobin, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of March 1999.

                                        D-VINE, LTD.


                                        By   /s/ Edward J. Tobin
                                           ----------------------------------
                                           Edward J. Tobin, Director and
                                           Principal Executive, Financial
                                           And Accounting Officer



                                        By   /s/ Thomas Tuttle
                                           ----------------------------------
                                           Thomas Tuttle, Director



                                        By   /s/ Christopher F. Brown
                                           ----------------------------------
                                           Christopher F. Brown, Director

                               THOMAS P. MONAHAN
                          CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (973) 790-8775


To The Board of Directors and Shareholders of D-Vine, Ltd. (a development stage company)

   I have audited the accompanying balance sheet of D-Vine, Ltd. (a development stage company) as of September 30, 1998 and the related statements of operations, cash flows and shareholders' equity for the years ending September 30, 1997 and 1998. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

   In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of as of September 30, 1998 and the related statements of operations, cash flows and shareholders' equity for the years ending September 30, 1997 and 1998 in conformity with generally accepted accounting principles.

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

 /s/Thomas Monahan
---------------------------
Thomas P. Monahan, CPA
March 8, 1999
Paterson, New Jersey

                                  D-VINE, LTD.
                         (A Development Stage Company)



                                                                           September  30,
                                                                                1998
                                                                           ---------------
                                       ASSETS
Current assets
  Cash                                                                          $     -0-
                                                                                ---------
                                                                                      -0-
  Current assets


Total assets                                                                    $     -0-


                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                              $   4,270

Stockholders' equity
Common Stock authorized 50,000,000 shares, $0.01 par value each. At
 September 30, 1998, there are 24,607,731 shares.(Note 1c)                        246,077
Additional paid in capital                                                        637,744
Common stock warrants - 1,000,000 warrants outstanding on June 30, 1998            50,000
Deficit accumulated during development stage                                     (938,091)
                                                                                ---------
Total stockholders' equity                                                         (4,270)
                                                                                ---------
Total liabilities and stockholders' equity                                      $     -0-
                                                                                =========

                See accompanying notes to financial statements.

                                  D-VINE, LTD.
                         (A Development Stage Company)


                            STATEMENT OF OPERATIONS

                                                                              FOR THE PERIOD
                                                                                 FROM
                                            FOR THE YEAR     FOR THE YEAR     REORGANIZATION,
                                               ENDED            ENDED        OCTOBER 1, 1995,
                                           SEPTEMBER 30,    SEPTEMBER 30,    TO SEPTEMBER 30,
                                               1997              1998               1998
                                               ----              ----               ----
Revenue                                     $       -0-      $       -0-         $       -0-

Costs of goods sold                                 -0-              -0-                 -0-
                                            -----------      -----------         -----------

Gross profit                                        -0-              -0-                 -0-

Operations:
  General and administrative(Note 1c)            27,125           72,145             106,248
  Depreciation and  amortization                    -0-              -0-                 -0-
                                            -----------      -----------         -----------
  Total expense                                  27,125           72,145             106,248


Net loss                                    $   (27,125)     $   (72,145)        $  (106,248)
                                            ===========      ===========         ===========

Net loss per share -basic                        $(0.00)          $(0.00)             $(0.00)
                                            ===========      ===========         ===========
Number of shares outstanding-basic           22,607,731       22,657,731          22,657,731
                                            ===========      ===========         ===========

                See accompanying notes to financial statements.

                                  D-VINE, LTD.
                         (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                         Common Stock  DEFICIT ACCUMULATED
                         PREFERRED  PREFERRED    COMMON      COMMON     ADDITIONAL PAID   Purchase     DURING DEVELOPMENT
                           STOCK      STOCK      STOCK        STOCK        IN CAPITAL     Warrants            STAGE        TOTAL
                           -----      -----      -----        -----        ----------     --------            -----        -----
Date
----
09-30-1994                                       16,666,657     $166,667    $ 665,176                      $(831,843)    $     -0-
09-28-1995                     10      $  1                                     3,999                                       4,000
                              ---      -----                                ---------                                    --------
09-30-1995                     10      $  1      16,666,657     $166,667    $ 669,175                      $(831,843)    $  4,000
                              ===      =====     ==========     ========    =========                      =========     ========

Reverse split 150 to 1         10      $  1         107,731        1,077      834,765                       (831,843)    $  4,000
Capital contribution                                                            2,978                                       2,977
Conversion of preferred
   stock to common            (10)       (1)     20,000,000      200,000     (199,999)                                         -0-
09-30-1996                                                                                                    (6,978)      (6,977)
Net profit (loss)                      -----     ----------     --------    ---------                      ---------     --------
-----------------
09-30-1996                     -0-     $ -0-     20,107,731     $201,077    $ 637,744                      $(838,821)    $     -0-

Issuance of shares for
consulting fees                                   2,500,000       25,000                                                   25,000

Net loss                                                                                                     (27,125)     (27,125)
                               ---     -----     ----------     --------    ---------                     ----------     --------
09-30-1997                     -0-     $ -0-     22,607,731     $226,077    $ 637,744                       (865,946)      (2,125)
Unaudited
---------
Sale of warrants at $0.05                                                                   50,000
Net loss                                                                                                     (52,145)     (52,145)
                                       -----     ----------     --------    ---------   ----------        ----------     --------
09-30-1998                     -0-     $ -0-     22,607,731     $226,077    $ 637,744      $50,000         $(918,091)    $ (4,270)
                               ===     =====     ==========     ========    =========   ==========        ==========     ========

                See accompanying notes to financial statements.

                                  D-VINE, LTD.
                         (A Development Stage Company)


                            STATEMENT OF CASH FLOWS

                                                                                        FOR THE PERIOD
                                                                                            FROM
                                                                                       REORGANIZATION,
                                                         FOR THE         FOR THE      OCTOBER 1, 1995,
                                                        YEAR ENDED        ENDED               TO
                                                      SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER  30,
                                                           1997            1998              1998
                                                      --------------  --------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  (27,125)       $(72,145)          $(106,248)
  Depreciation                                                                  -0-                 -0-
Adjustments used to reconcile net loss to net cash
 provided by (used in) operating activities
  Prepaid expenses
  Accounts payable                                            2,125           2,145               4,270
                                                           --------        --------           ---------
TOTAL CASH FLOWS FROM OPERATIONS                             25,000         (70,000)           (101,978)

CASH FLOWS FROM INVESTING ACTIVITIES                                                                -0-
                                                                                              ---------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                                          -0-

CASH FLOWS FROM FINANCING ACTIVITIES
  Recognition of common shares(Note 1c)                                      20,000              20,000
  Shareholder loan
  Sale of stock purchase warrants                                            50,000              50,000
  Issuance of shares of common stock                         25,000                              25,000
  Capital contribution                                                                            2,978
  Sale of preferred stock                                                                         4,000
                                                           --------        --------           ---------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                   25,000          70,000             101,978


NET INCREASE  IN CASH                                           -0-             -0-                 -0-
CASH BALANCE BEGINNING OF PERIOD                                -0-             -0-                 -0-
                                                           --------        --------           ---------
CASH BALANCE END OF PERIOD                                 $    -0-        $    -0-           $     -0-
                                                           ========        ========           =========

                See accompanying notes to financial statements.

                                 D-VINE, LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


NOTE 1. ORGANIZATION OF COMPANY AND ISSUANCE OF COMMON STOCK
        ----------------------------------------------------

a. Creation of the Company

     D-Vine, Ltd., (the "Company") was formed under the laws of the state of Delaware on July 22, 1985. On February 13, 1996, the Company amended its certificate of incorporation, changing its name to D-Vine, Ltd.

b. Description of the Company

     The Company is a development stage company that has remained dormont for the last ten years. The Company is seeking new and profitable business opportunities.

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

     For the year ended September 30, 1998, the Company was notified by the Company's new Stock Transfer Agent that a certificate for 2,000,000 shares of common stock had been submitted for transfer that did not appear on the transfer records as being validly outstanding. The Certificate appeared to have been prepared by the Company's former Stock Transfer Agent, who is now out of business. The Board of Directors approved the further transfer of the certificate after reaching the decision that the cost of litigation would exceed the nominal market value of the certificate. The Board has however passed a resolution that the appearance of any other stock certificates that appear to have not been properly authorized and registered by the

                                 D-VINE, LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


Company will be challenged and be vigorously litigated. The Company has recognized a loss aggregating $20,000 or $0.01 per share.


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

a. Basis of Financial Statement Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $938,091 for period from July 22, 1985 to September 30, 1997. On September 12, 1996, the Company changed managerial control. The Company has not generated any income and has been dependent upon management to pay the expenses to maintain the Company's existence and pay the costs of ongoing maintenance. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

     The financial statements presented consist of the balance sheet of the Company as at September 30, 1998 and the related statements of operations and cash flows for the years ending September 30, 1997 and 1998 and for the period from reorganization, October 1, 1995, to September 30, 1998.

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

                                 D-VINE, LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


e. Earnings per share

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

     Shares used in calculating basic and diluted net income per share were as follows:

                                           For the year        For the nine
                                              ended               ended
                                        September 30, 1998  September 30, 1997
                                        ------------------  ------------------
Total number common
  shares outstanding                         24,607,731          22,607,731

Effect of conversion of
  common stock purchase warrants
  into shares of common stock                 1,000,000
                                             ----------          ----------
Total shares of common stock
  outstanding fully diluted                  25,607,731          22,607,731
                                             ==========          ==========

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

                                 D-VINE, LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


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


NOTE 4 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

a. Commitments and Contingencies

     As of September 30, 1998, the Company is not a party to any commitments, contracts or litigation.

b. Common Stock Purchase Warrants

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

                                 D-VINE, LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


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


NOTE 6 - INCOME TAXES
         ------------

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax

                                 D-VINE, LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of September 30, 1997, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

     At September 30, 1998, the Company has net operating loss carry forwards for income tax purposes of $938,091. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The components of the net deferred tax asset as of September 30, 1998 are as follows:

     Deferred tax asset:
     Net operating loss carry forward                  $ 318,951
     Valuation allowance                               $(318,951)
                                                       ---------
     Net deferred tax asset                            $   -0-
                                                       =========

     The Company recognized no income tax benefit for the loss generated in the period from reorganization, October 1, 1995, to September 30, 1998.

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