Form 10QSB
period 1998-12-31
D-VINE LTD
filed 1999-03-23
CIK 783454

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  December 31, 1998


   [_]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

        For the transition period from _______________ to _______________

        Commission file number               33-1599
                               -------------------------------------------


                                 D-Vine, Ltd.
                  -------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


          Delaware                                            22-2732163
--------------------------------                   ----------------------------
  (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                       Identification No.)


             712 Fifth Avenue, 7th Floor, New York, New York 10019
        ---------------------------------------------------------------
                   (Address of principal executive offices)

                                (212) 582-3400
                     -------------------------------------
                           Issuer's telephone number

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

  Yes   X     No ______
      -----

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 31, 1998 24,607,731 Fully Diluted


     Transitional Small Business Disclosure Format (check one).
Yes ____;  No   X
              -----

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 D-VINE, LTD.
                         (A Development Stage Company)


                                BALANCE SHEETS

                                                                                           December 31,
                                                                             Sept. 30,         1998
                                                                               1997         Unaudited
                                                                               ----         ---------
                               Assets
Current assets
  Cash                                                                       $      -0-     $      -0-
                                                                             ---------      ---------
  Current assets                                                                    -0-            -0-




Total assets                                                                 $      -0-     $      -0-


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                           $   4,270      $   4,270


Stockholders' equity
Common Stock authorized 50,000,000 shares, $0.01 par value each.
At September 30, 1998, there are 24,607,731 shares.(Note 1c)                   246,077        246,077

Additional paid in capital                                                     637,744        637,744
Common stock warrants - 1,000,000 warrants outstanding on June 30, 1998         50,000         50,000
Deficit accumulated during development stage                                  (938,091)      (938,091)
                                                                             ---------      ---------
Total stockholders' equity                                                      (4,270)        (4,270)
                                                                             ---------      ---------
Total liabilities and stockholders' equity                                   $      -0-     $      -0-
                                                                             =========      =========

                See accompanying notes to financial statements

                                 D-VINE, LTD.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                                           For the period
                                                                               from
                                         For the three   For the three    reorganization,
                                         months ended    months ended     October 1, 1995
                                          December 31,   December 31,     to December 31,
                                             1997             1998              1998
                                         -------------   --------------   -----------------
Revenue                                    $        -0-    $        -0-        $        -0-

Costs of goods sold                                 -0-             -0-                 -0-
                                           -----------     -----------         -----------

Gross profit                                        -0-             -0-                 -0-

Operations:
  General and administrative(Note 1c)           52,145              -0-            106,248
  Depreciation and  amortization                    -0-             -0-                 -0-
                                           -----------     -----------         -----------
  Total expense                                 52,145              -0-            106,248


Net loss                                   $   (52,145)    $        -0-        $  (106,248)
                                           ===========     ===========         ===========

Net loss per share -basic                  $     (0.00)    $     (0.00)        $     (0.00)
                                           ===========     ===========         ===========
Number of shares outstanding-basic          22,657,731      24,657,731          24,657,731
                                           ===========     ===========         ===========

                See accompanying notes to financial statements.

                                  D-VINE, LTD.
                         (A Development Stage Company)


                            STATEMENT OF CASH FLOWS

                                                                                        For the period
                                                                                             from
                                                                                       reorganization,
                                                      For the three    For the three    October 1, 1995
                                                       months ended     months ended          to
                                                       December 31,    December 31,      December 31,
                                                           1997            1998              1998
                                                      --------------  ---------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  (52,145)        $     -0-       $  (106,248)
  Depreciation                                                   -0-              -0-                -0-
Adjustments used to reconcile net loss to net cash
 provided by (used in) operating activities
  Accounts payable                                            2,145                               4,270
                                                           --------                           ---------
TOTAL CASH FLOWS FROM OPERATIONS                            (50,000)              -0-          (101,978)

CASH FLOWS FROM INVESTING ACTIVITIES                                                                 -0-
                                                                                              ---------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                                           -0-

CASH FLOWS FROM FINANCING ACTIVITIES
  Recognition of common shares (Note 1c)                                                         20,000
  Sale of stock purchase warrants                            50,000               -0-            50,000
  Issuance of shares of common stock                                                             25,000
  Capital contribution                                                                            2,978
  Sale of preferred stock                                                                         4,000
                                                           ---------          ---------        ---------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                   50,000               -0-           101,978


NET INCREASE IN CASH                                             -0-              -0-                -0-
CASH BALANCE BEGINNING OF PERIOD                                 -0-              -0-                -0-
                                                           --------             -----         ---------
CASH BALANCE END OF PERIOD                                 $     -0-            $ -0-         $      -0-
                                                           ========             =====         =========

                See accompanying notes to financial statements.

                                 D-VINE, LTD.
                         (A Development Stage Company)

                       Notes to the Financial Statements
                               December 31, 1998

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements of D-Vine, Ltd. (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements in conjunction with the audited consolidated financial statements contained in Form 10-KSB of September 30, 1998 and information contained in Form 8-K.

NOTE 2 - RELATED PARTY TRANSACTIONS

     The Company occupies office space at the office's of the Company President, at 712 Fifth Avenue, 7th floor, New York, New York rent free, on a month to month basis from Edward Tobin.

NOTE 3 - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("Statement No. 128"). Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 31, 1998. Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the total number of common shares outstanding for the period.

     Shares used in calculating basic and diluted net income per share were as follows:

                                    For the three      For the three
                                    months ended       months ended
                                    December 31, 1998  December 31, 1997
                                    ------------------------------------
Total number common
 shares outstanding                        24,607,731         22,607,731

Effect of conversion of
  common stock purchase warrants
  into shares of common stock               1,000,000          1,000,000
                                           ----------         ----------
Total shares of common stock
outstanding fully diluted                  25,607,731         23,607,731
                                           ==========         ==========

NOTE 4- INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1998, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

     At December 31, 1998, the Company has net operating loss carry forwards for income tax purposes of $938,091. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the net deferred tax asset as of December 31, 1998, are as follows:

     Deferred tax asset:
     Net operating loss carry forward                $ 318,951
     Valuation allowance                             $(318,951)
                                                     ---------
     Net deferred tax asset                          $      -0-
                                                     =========

     The Company recognized no income tax benefit for the loss generated in the period from reorganization, October 1, 1995, to December 31, 1998. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

NOTE 5 - COMMON STOCK PURCHASE WARRANTS

     In August, 1997, the Company sold for an aggregate consideration of $50,000 to Ocean Strategis Holdings Limited, a Guernsey corporation, 1,000,000 Warrants to purchase 1,000,000 shares of common stock at $0.01 per share. The Warrants are exercisable beginning August 1, 1998 until 5:00 p.m.(New York time) on August 1, 2001.

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

     As of December 31, 1998, the Company has reserved 1,000,000 shares of common stock pending the conversion of Warrants.

NOTE 6 - SUBSEQUENT EVENTS

     Subsequent to the date of the financial statements, the principals of the Company made a cash contribution to the Company of $234,000 as Additional Paid in Capital.


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

     General and administrative costs for the three months ended December 31, 1998 were $52,145, an increase of $52,145 over $-0- for the three months ended December 31, 1997.


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

     The Company currently plans to continue to accept funds from or accrue expenses incurred officers, directors and other related parties to seek new business or a new business opportunity.

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

     None.

Item 5.  Other Information

          None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended December 31, 1998.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         D-VINE, LTD.
                                         (Registrant)


Date: March 15, 1999                     By:  /s/ Edward J. Tobin
                                            ------------------------------------
                                              Edward J. Tobin
                                              President & Director
                                              (Principal Executive, Financial
                                                 and Accounting Officer)