Form 10QSB
period 1999-03-31
MONSTERDAATA COM INC
filed 1999-05-17
CIK 783454

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________
                       Commission file number ____________

                             MONSTERDAATA.COM, INC.
        (Exact name of small business issuer as specified in its charter)
                        (Formerly known as D-Vine, Ltd.)

          Delaware                                                22-2732163
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              115 Stevens Avenue
                 Valhalla, NY                                       10595
   (Address of principal executive offices)                       (Zip Code)

             Registrant's telephone number, including area code: (914) 747-9100

             Securities registered under Section 12(b) of the Exchange Act: None

             Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of March 31, 1999, 24,688 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference:  Exhibits 2, 3(a) and 99.

Transitional Small Business Disclosure Format: |_| Yes |X| No

                             MONSTERDAATA.COM, INC.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements
               BALANCE SHEETS -- As of September 30, 1998
                 and March 31, 1999 (Unaudited) ........................  Page 3
               STATEMENTS  OF OPERATIONS  (Unaudited)  -- For the
                 Three Months Ended March 31, 1998 and March 31, 1999;
                 for the Six Months Ended March 31, 1998 and March 31,
                 1999; and for the Period from October 1, 1995,
                 (Reorganization) through March 31, 1999 ...............  Page 4
               STATEMENTS  OF CASH FLOWS  (Unaudited)  -- For the
                 Three Months Ended March 31, 1998 and March 31, 1999;
                 for the Six Months Ended March 31, 1998 and March 31,
                 1999; and for the Period from October 1, 1995
                 (Reorganization) through March 31, 1999 ...............  Page 5
               NOTES TO FINANCIAL STATEMENTS ...........................  Page 6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations .....................  Page 7

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings .......................................  Page 8
      Item 2.  Change in Securities ....................................  Page 8
      Item 4.  Submission of Matters to a Vote of Security Holders......  Page 8
      Item 6.  Exhibits and Reports on Form 8-K ........................  Page 9

      Signatures ....................................................... Page 10

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             MONSTERDAATA.COM, INC.
                        (Formerly known as D-Vine, Ltd.)
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                           Sept. 30,    March 31,
                                                           1998         1999 (Unaudited)
                                                           ----         ----------------
ASSETS

Current assets
Cash                                                       $     -0-    $ 234,000

Current assets                                                   -0-    $ 234,000

Total assets                                               $     -0-    $ 234,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                           $   4,270    $   4,270

Stockholders' equity
Common Stock (authorized 50,000,000 shares, $0.01 par
value each) At September 30, 1998, there were 24,607,731
shares                                                       246,077      246,077

Additional paid in capital                                   637,744      871,744

Common stock warrants - 1,000,000 warrants outstanding        50,000       50,000

Deficit accumulated during development stage                (938,091)    (938,091)
                                                           ---------    ---------

Total stockholders' equity                                    (4,270)     229,730
                                                           ---------    ---------

Total liabilities and stockholders' equity                 $     -0-    $ 234,000
                                                           =========    =========

                 See accompanying notes to financial statements

                             MONSTERDAATA.COM, INC.
                        (Formerly known as D-Vine, Ltd.)
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                  For the
                                                                                period from
                      For the      For the                        For the     reorganization,
                       three        three       For the six     six months      October 1,
                       months       months         months          ended          1995 to
                     ended March  ended March    ended March      March 31,      March 31,
                      31, 1998     31, 1999       31, 1998         1999             1999
                     ------------------------   ---------------------------   ---------------
Revenue              $      -0-   $      -0-     $      -0-     $      -0-     $        -0-

Cost of goods sold          -0-          -0-            -0-            -0-              -0-
                     ----------   ----------     ----------     ----------     ------------

Gross profit                -0-          -0-            -0-            -0-              -0-

Operations:
General and
administrative              -0-          -0-         52,145            -0-          106,248

Depreciation and
amortization                -0-          -0-            -0-            -0-              -0-
                     ----------   ----------     ----------     ----------     ------------

Total expense               -0-          -0-         52,145            -0-          106,248

Net loss             $      -0-   $      -0-     $  (52,145)    $      -0-     $   (106,248)
                     ==========   ==========     ==========     ==========     ============

Net loss per
share-basic          $    (0.00)  $    (0.00)    $    (0.00)    $    (0.00)    $      (0.00)
                     ==========   ==========     ==========     ==========     ============

Number of shares
outstanding-basic    22,657,731   24,657,731     22,657,731     24,657,731       24,657,731
                     ==========   ==========     ==========     ==========     ============

                 See accompanying notes to financial statements.

                             MONSTERDAATA.COM, INC.
                        (Formerly known as D-Vine, Ltd.)
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                                For the period
                                                                                                      from
                                For the three   For the three    For the six     For the six    reorganization,
                                 months ended    months ended    months ended    months ended   October 1, 1995
                                   March 31,       March 31,       March 31,       March 31,      to March 31,
                                     1998             1999           1998             1999            1999
                                -----------------------------    ----------------------------   ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                           $    -0-        $      -0-      $ (52,145)      $     -0-       $(106,248)
Depreciation                            -0-               -0-             -0-            -0-              -0-
Accounts payable                        -0-               -0-          2,145             -0-           4,270
                                                                   ---------                       ---------

TOTAL CASH FLOWS FROM
OPERATIONS                              -0-               -0-        (50,000)            -0-        (101,978)
                                   --------        ---------                       --------

CASH FLOWS FROM
INVESTING ACTIVITIES                    -0-               -0-             -0-            -0-              -0-
                                                                                                   ---------
CASH FLOWS FROM
FINANCING ACTIVITES
Recognition of common shares            -0-               -0-             -0-            -0-          20,000
Sale of stock purchase warrants         -0-               -0-         50,000             -0-          50,000
Issuance of shares of common
  stock                                 -0-               -0-             -0-            -0-          25,000
Capital contribution                    -0-        $ 243,000              -0-       243,000          245,978
Sale of preferred stock                 -0-               -0-             -0-            -0-           4,000
                                                                                                   ---------

TOTAL CASH FLOWS FROM
FINANCING ACTIVITIES                    -0-          243,000          50,000        243,000          344,978
                                   -------         ---------       ---------       --------        ---------

NET INCREASE IN CASH                    -0-          243,000              -0-       243,000          243,000

BALANCE BEGINNING OF
PERIOD                                  -0-               -0-             -0-            -0-              -0-

CASH BALANCE END OF
PERIOD                             $    -0-        $ 243,000       $      -0-      $243,000        $ 243,000
                                   =======         =========       =========       ========        =========

                 See accompanying notes to financial statements.

                             MONSTERDAATA.COM, INC.
                        (Formerly known as D-Vine, Ltd.)
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                 March 31, 1999

NOTE 1 - BASIS OF PRESENTATION

Our accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements in conjunction with the audited consolidated financial statements contained in Form 10-KSB of September 30, 1998.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 1999, we occupied office space at the office's of our President, at 712 Fifth Avenue, 7th floor, New York, New York rent free, on a month to month basis.

NOTE 3 - REVERSE STOCK SPLIT

On March 29, 1999, our Board of Directors authorized a 1,000 for 1 reverse stock split, thereby decreasing the number of issued and outstanding shares to 24,688.

NOTE 4- INCOME TAXES

We provide for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 1999, we had no material current tax liability, deferred tax assets, or liabilities to impact on our financial position because the deferred tax asset related to our net operating loss carryforward and was fully offset by a valuation allowance.

At March 31, 1999, we have net operating loss carry forwards for income tax purposes of $938,091. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. Our utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change our ownership of more than 50 percent.

The components of the net deferred tax asset as of March 31, 1999, are as follows:

Deferred tax asset:
Net operating loss carry forward          $ 318,951
Valuation allowance                       $(318,951)
                                          ---------

Net deferred tax asset                    $      -0-
                                          =========

We recognized no income tax benefit for the loss generated in the period from reorganization, October 1, 1995, to March 31, 1999. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our ability to realize benefit of our deferred tax asset will depend on the generation of future taxable income. Because we have yet to recognize significant revenue from the sale of its products, we believe that a full valuation allowance should be provided.

NOTE 5 - COMMON STOCK PURCHASE WARRANTS

In August, 1997, we sold for an aggregate consideration of $50,000 to Ocean Strategic Holdings Limited, a Guernsey corporation, a warrant to purchase 1,000,000 shares of our common stock at $0.01 per share (the "1997 Warrant"). The 1997 Warrant is exercisable beginning August 1, 1998 until 5:00 p.m. (New York time) on August 1, 2001. On March 31, 1999, the exercise price of the 1997 Warrant was increased from $0.01 per share to $1.00 per share; and in connection with such increase, we issued to Ocean Strategic Holdings Limited an additional warrant to purchase 500,000 shares of our common stock at $3.00 per share (the "1999 Warrant"). The 1999 Warrant is exercisable beginning March 31, 2000 until 5:00 p.m. (New York time) on March 31, 2004.

The Warrant agreements for the 1997 Warrant and the 1999 Warrant contain various terms and conditions, amongst which include the following as well as other provisions: that we will preserve the Warrant Holders' position subsequent to any adjustment to our capital structure. In addition, in no event may the Warrant Holders be entitled to exercise any portion of the Warrants such that giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of common stock following such exercise.

As of March 31, 1999, we have reserved 1,500,000 shares of common stock pending the conversion of the Warrants.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, we (i) acquired 99.2% of the outstanding shares of Taconic Data Corp., a privately held New York corporation, in exchange for 6,000,000 shares of our common stock, (ii) the 1997 Warrant was exercised and 1,000,000 shares of our common stock were issued for $1,000,000 in cash, and (iii) we changed our corporate name from "D-Vine, Ltd." to "MonsterDaata.com, Inc."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 1999, we were a development stage company with no assets or capital and with no operations or income. Since March 31, 1999, we (among other things) acquired an operating business as more fully described in the "Subsequent Events" section below.

The statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in our various filings with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of our authorized executive officers.

These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to entry into any new business venture; (ii) the availability of equipment, data and supplies from our vendors at current prices and levels; (iii) the intense competition in the markets for our new products and services; (iv) our ability to integrate acquired companies and businesses in a cost-effective manner; (v) our ability to effectively implement our branding strategy; and (vi) our ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

Results of operations for the six months ended March 31, 1999 as compared to the six months ended March 31, 1998

General and administrative expenses decreased from $52,145 for the six-month period ended on March 31, 1998 to $0 for the six month period ended March 31, 1999. The 1998 expenses reflect one-time payments to former affiliates of the Company.

Total cash flows from financing activites increased from 50,000 for the six-month period ended on March 31, 1998 to $243,000 for the six month period ended March 31, 1999. The $50,000 in cash flows for the six month period ended March 31, 1998 reflects a sale of stock purchase warrants during this period. In the six month period ended March 31, 1999, former affiliates of the Company made a one time capital contribution of $243,000.

The number of outstanding shares increased from 22,657,731 for the six-month period ended on March 31, 1998 to $24,657,731 for the six month period ended March 31, 1999. This occurred because an additional shareholder was identified and we recorded the issuance of an additional 2,000,000 to that shareholder.

Liquidity and capital resources as of December 31, 1999

Our cash balance was $234,000 and working capital was $229,730 as of March 31, 1999.

Our primary short-term needs for capital, which are subject to change, are for the acquisition of new business opportunities and the operation of any businesses acquired. We completed the acquisition of an operating business after March 31, 1999, as more fully described in the "Subsequent Event" section below.

Income tax: As of March 31, 1999, we have a tax loss carry- forward of $938,091. Our ability to utilize our tax credit carry- forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on our ability to utilize our tax credit carry-forwards.

We expect our capital requirements to increase as we acquire businesses and pursue new or expanded business opportunities (if we are successful in our efforts to acquire businesses and pursue new or expanded business opportunities). We believe that our available cash will be sufficient to satisfy our foreseeable funding needs (including the funding of the business acquired after March 31, 1999, as described in the "Subsequent Event" section below). Thereafter, if cash generated from any newly acquired or developed business operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit from third parties. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

Subsequent Event

On March 30, 1999, prior to the exercise of the warrant described below (the "Warrant"), and prior to the acquisition described below (the "Acquisition"), D-Vine Investment Partners, a partnership between Edward J. Tobin and Christopher F. Brown, owned 19,500 shares of our common stock, representing approximately 79.2% of the total issued and outstanding shares of our common stock. Accordingly, D-Vine Investment partners controlled us.

In connection with the exercise of the Warrant, we issued an aggregate of 1,000,000 shares of our common stock to the Warrant holder and its designees. Separately, in connection with the Acquisition, we issued an aggregate of 6,000,000 shares of our common stock on April 2, 1999 to former shareholders of Taconic Data Corp., a New York corporation ("Taconic"), in exchange for the shares of stock such shareholders then held in Taconic. None of the recipients of our shares in connection with the exercise of the Warrant or in connection with the Acquisition owns 10% or more of our total issued and outstanding shares of common stock, except for Mitchell Deutsch, who owns 3,079,054 shares of our common stock (approximately 44.0% of the total outstanding) and James Garfinkel, who owns 1,315,496 shares of our common stock (approximately 18.8% of the total outstanding). As a result of the exercise of the Warrant and the completion of the Acquisition, D-Vine Investment Partner's percentage ownership of us was reduced to less than 1% of the total issued and outstanding shares of our common stock, and D-Vine Investment Partners therefore no longer controls us.

In connection with the Acquisition, the following changes occurred in our directors and officers: Edward J. Tobin, Christopher F. Brown and Thomas Tuttle resigned as directors, Edward J. Tobin resigned as Chief Executive Officer and President, Steven A. Saide resigned as Secretary, Mitchell Deutsch, James Garfinkel and Thomas Ingegneri were elected directors, Mr. Deutsch was elected Chief Executive Officer and President and Mr. Garfinkel was elected Vice-President, Secretary and Treasurer.

On April 2, 1999, pursuant to an Acquisition Agreement and Plan of Reorganization dated as of March 26,

1999, between Taconic, us, certain shareholders of Taconic and certain of our shareholders (the "Acquisition Agreement"), we acquired 99.2% of the issued and outstanding capital stock of Taconic, a privately-held corporation, in exchange for our issuance of an aggregate of 6,000,000 shares of our common stock.

Taconic, which was formed in 1992, provides database information services directly to consumers, real estate professionals and other businesses over the Internet and through member organizations and industry trade groups. Taconic provides an integrated data service comprising real estate transaction due diligence, risk assessment and valuation information. In addition to business-to-business data services, Taconic's products also include consumer information such as neighborhood profiles containing school, town and community, crime, culture, affordability, demographic and lifestyle characteristic data for every community in the United States (by zip code).

On August 1, 1997, we issued to OSHL the Warrant to purchase 1,000,000 shares of our common stock for cash consideration of $50,000. The exercise price of the Warrant, which was originally $.01 per share, was increased to $1.00 per share in connection with the issuance of a new warrant to OSHL described below. On April 2, 1999, OSHL exercised its rights under the Warrant to purchase 1,000,000 shares of we common stock for $1,000,000. The warrant and the shares issued upon exercise thereof were issued pursuant to the provisions of Regulation S.

On March 31, 1999, in consideration for the modification of the exercise price of the Warrant (from $0.01 per share to $1.00 per share), we issued to OSHL a warrant (the "New Warrant") to purchase 500,000 shares of our common stock at an exercise price of $3.00 per share. The New Warrant expires on March 31, 2004, and is not exercisable until March 31, 2000. The New Warrant was issued pursuant to the provisions of Regulation S.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that, if determined adversely to us, we believe would have a material adverse effect on us.

Item 2. Changes in Securities.

On March 31, 1999, we effected a 1,000/1 reverse stock split (the "Reverse Split") of our common stock. The Reverse Split reduced the number of total outstanding shares of our common stock to 24,688.

Since March 1996, we have sold the following securities which were not registered under the Securities Act:

            o On August 1, 1997, we issued to OSHL the Warrant to purchase 1,000,000 shares of our common stock for cash consideration of $50,000. The exercise price of the Warrant, which was originally $.01 per share, was increased to $1.00 per share in connection with the issuance of a new warrant to OSHL on March 31, 1999 (described below). Subsequent Event: On April 2, 1999, OSHL exercised its rights under the Warrant to purchase 1,000,000 shares of Registrant's common stock for $1,000,000. The Warrant and the 1,000,000 shares issued upon exercise of the Warrant were issued pursuant to the provisions of Regulation S, and the funds received were used for general corporate purposes.

            o On March 31, 1999, in consideration for the modification of the exercise price of the Warrant (from $0.01 per share to $1.00 per share), we issued to OSHL the New Warrant to purchase 500,000 shares of our common stock at an exercise price of $3.00 per share. The New Warrant expires on March 31, 2004, and is not exercisable until March 31, 2000. The New Warrant was issued pursuant to the provisions of Regulation S.

                  Both of the warrants described above contain various terms and conditions, amongst which include the following as well as other provisions: that we will preserve the warrant holders' position subsequent to any adjustment to our capital structure. In addition, the warrant holders are not entitled to exercise any portion of the warrants such that giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder and its affiliates would exceed 9.9% of our outstanding shares of common stock following such exercise.

            o Subsequent Event: On April 2, 1999, we issued 6,000,000 of our shares of common stock to 18 shareholders of Taconic, in exchange for their shares of Taconic. Our shares of common stock were issued solely for shares of Taconic. These shares were issued in a transaction that did not involve any public offering of our shares within the meaning of Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Item 4. Submission of Matters to a Vote of Security Holders

      On March 29, 1999, the following matters were approved by a vote of the holders of a majority of our outstanding common stock, pursuant to a shareholder action by written consent:

            o the execution, delivery and performance of the Acquisition Agreement;

            o     the Acquisition;

            o the amendment to our Certificate of Incorporation to effect a 1,000/1 reverse split of our common stock; and

            o the amendment to our Certificate of Incorporation to change our corporate name from "D-Vine, Ltd. to "MonsterDaata.com, Inc."

      These shareholder actions were approved in writing by the holder of 78% of our issued and outstanding common stock. A Notice of Corporate Action, pursuant to Delaware General Corporation Law ss. 228(d), was sent to the holders of the remaining 22% of our issued and outstanding stock.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

      2 Acquisition Agreement and Plan of Reorganization, dated March 26, 1999, among D-Vine, Ltd., Taconic, certain shareholders of D-Vine, Ltd. and certain shareholders of Taconic (incorporated by reference to our Form 8-K filed with the SEC on April 16, 1999).

      3(a) Amendment to our Certificate of Incorporation, dated March 31, 1999, regarding the Reverse Split (incorporated by reference to our Form 8-K filed with the SEC on March 31, 1999).

      3(b) Amendment to our Certificate of Incorporation, dated April 5, 1999, regarding our corporate name change.

      27    Financial Data Schedule (for electronic filers).

      99 Risk Factors (incorporated by reference to our Form 8-K filed with the SEC on April 16, 1999).

(b) Reports on Form 8-K:

Three reports on Form 8-K were filed by us with the SEC during the three months ended March 31, 1999:

On March 23, 1999, we filed an Item 9 disclosure on a Form 8-K dated August 1, 1997 relating to our issuance to OSHL of a warrant to purchase 1,000,000 shares of our common stock pursuant to Regulation S of the Securities Act. See Item 2 of this 10-QSB -- Changes in Securities. Under Item 7 we included, as an Exhibit to the Form 8-K, the warrant we issued.

Also on March 23, 1999, we filed an Item 4 disclosure on a Form 8-K dated February 1, 1999 relating to a change in our certifying accountant. Under Item 7 we included, as an Exhibit to the Form 8-K, a letter from our former certifying accountants regarding the change in accountants.

On March 31, 1999, we filed an Item 5 disclosure on a Form 8-K dated February 29, 1999 relating to our Reverse Split. See Item 2 of this 10-QSB -- Changes in Securities. Under Item 7 of the Form 8-K we included, as an Exhibit, our Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware relating to the Reverse Split.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MONSTERDAATA.COM, INC.
                                         (Registrant)

Date: May 14, 1999
                                    /s/ Mitchell Deutsch
                                    --------------------------------------------
                                             Mitchell Deutsch
                                    President and Chief Executive Officer


Date: May 14, 1999
                                    /s/ James Garfinkel
                                    --------------------------------------------
                                               James Garfinkel
                                    Treasurer, Secretary and Vice President
                                    (Principal Financial and Accounting Officer)