Form 10QSB
period 1999-06-30
MONSTERDAATA COM INC
filed 1999-08-25
CIK 783454

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________

                       Commission file number ____________

                           -------------------------

                             MONSTERDAATA.COM, INC.
        (Exact name of small business issuer as specified in its charter)
                        (Formerly known as D-Vine, Ltd.)

                   Delaware                                22-2732163
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
               or organization)                                No.)

              115 Stevens Avenue
                 Valhalla, NY                                 10595
   (Address of principal executive offices)                (Zip Code)

            Registrant's telephone number, including area code: (914) 747-9100

            Securities registered under Section 12(b) of the Exchange Act: None

            Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of June 30, 1999, 7,024,733 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference: Exhibit 99

Transitional Small Business Disclosure Format: |_| Yes |X| No

                             MONSTERDAATA.COM, INC.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements
              CONSOLIDATED BALANCE SHEET -- As of June 30,
              1999 (Unaudited) .........................................  Page 3
              CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited)--For the Three Months Ended June 30,
                1998 and June 30, 1999; for the Six Months Ended
                June 30, 1998 and June 30, 1999 ........................  Page 4
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)--For the Six Months Ended June 30,
                1998 and June 30, 1999 .................................  Page 5
              NOTES TO FINANCIAL STATEMENTS ............................  Page 6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................  Page 9

PART II - OTHER INFORMATION

      Item 1. Legal Proceedings ........................................ Page 13
      Item 6. Exhibits and Reports on Form 8-K ......................... Page 13

      Signatures ....................................................... Page 14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             MONSTERDAATA.COM, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                    June 30, 1999
                                                                    -------------
CURRENT ASSETS
      Cash                                                            $   695,256
      Accounts receivable                                                 586,755
      Prepaid expenses and other current assets                             3,000
                                                                      -----------

TOTAL CURRENT ASSETS                                                    1,285,011

PROPERTY AND EQUIPMENT, Net                                               132,592

OTHER ASSETS                                                               16,288

TOTAL ASSETS                                                          $ 1,433,891
                                                                      ===========

CURRENT LIABILITIES
      Accounts payable and accrued expenses                           $   827,720
      Deferred revenue                                                    963,118
      Notes Payable - Stockholders                                        298,702
      Current maturities of capital lease obligation                       29,497
                                                                      -----------

TOTAL LIABILITIES                                                       2,119,037
                                                                      -----------

STOCKHOLDERS' DEFICIENCY
      Preferred Stock - $0.01 par value;
             10,000,000 shares authorized, 0 issued and outstanding
      Common stock - $0.01 par value; 50,000,000 shares
             authorized, 7,024,773 issued and
      outstanding                                                          70,248
      Additional paid in capital                                        3,072,287
      Options and warrant                                                 132,156
      Accumulated deficit                                              (3,959,837)
                                                                      -----------

TOTAL STOCKHOLDERS'  DEFICIENCY                                          (685,146)
                                                                      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $ 1,433,891
                                                                      ===========

                 See accompanying notes to financial statements

                             MONSTERDAATA.COM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                               For the three      For the three        For the six        For the six
                                months ended       months ended       months ended       months ended
                               June 30, 1998      June 30, 1999      June 30, 1998      June 30, 1999
                              -----------------------------------    --------------------------------
SALES                            $   450,524        $   681,253        $   979,313        $ 1,324,508

COST OF SALES                        308,255            337,530            566,096            623,772
                              -----------------------------------    --------------------------------

GROSS PROFIT                         142,269            343,723            413,217            700,736

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES            1,008,235          1,176,279          1,294,091          1,530,857
                              -----------------------------------    --------------------------------

OPERATING INCOME (LOSS)             (865,966)          (832,556)          (880,874)          (830,121)
                              -----------------------------------    --------------------------------

OTHER INCOME (EXPENSE)
Interest (expense net of)
income                               (12,279)            16,341            (51,087)             3,391
Merger/acquisition costs                  -0-           215,000                 -0-           215,000
                              -----------------------------------    --------------------------------

NET INCOME (LOSS) BEFORE
INCOME TAXES                        (878,245)        (1,031,215)          (931,961)        (1,041,730)

INCOME TAXES                              --                 --                 --                 --
                              -----------------------------------    --------------------------------

NET  (LOSS)                      $  (878,245)       $(1,031,215)       $  (931,961)       $(1,041,730)
                              ===================================    ================================

Weighted Average Number of
     Shares Outstanding            6,024,773          7,002,796          6,024,773          6,519,177
                                 ===========        ===========        ===========        ===========

Net Loss Per Share, Basic and
     Diluted                     $     (0.15)       $     (0.15)       $     (0.16)       $     (0.16)
                                 ===========        ===========        ===========        ===========

                 See accompanying notes to financial statements

                             MONSTERDAATA.COM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                            For the six        For the six
                                                           months ended       months ended
                                                           June 30, 1998      June 30, 1999
                                                           -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss)                                            $  (931,961)       $(1,041,730)
                                                            -----------        -----------
      Adjustments to reconcile net (loss) to net cash
         used in operating activities:
      Depreciation                                               57,723             52,208
      Accrued interest                                           49,980                 --
      Stock compensation                                        211,800                 --
      [Stock issued for services]                               248,821
      (Increase) decrease in accounts
      receivable                                               (310,810)            72,186
      Increase in accounts payable and
      accrued expenses                                          330,788            386,834
      Decrease (increase) in deferred revenue                   310,293           (120,593)
      Decrease (increase) in prepaids and
      other assets                                                   45            (10,955)
                                                            -----------        -----------

TOTAL ADJUSTMENTS                                               649,819            628,501
                                                            -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                          (354,269)          (413,229)
                                                            -----------        -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
      Capital expenditures                                      (41,147)           (52,439)
                                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from exercise of stock warrants                       --          1,000,000
      Proceeds from contributed capital                              --            223,075
      Proceeds from notes payable, related
      parties                                                   350,000                 --
      Repayment of notes payable                                     --            (62,236)
      Repayment of notes payable, stockholders                   20,000            (21,833)
      Principal repayments of capital lease
      obligations                                               (53,456)           (33,674)
                                                            -----------        -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                 316,544          1,105,332
                                                            -----------        -----------

NET INCREASE (DECREASE) IN CASH                                  (6,745)           639,664

CASH - Beginning                                                 33,570             55,592
                                                            -----------        -----------

CASH - Ending                                               $    26,825        $   695,256
                                                            ===========        ===========

CERTAIN NON CASH ACTIVITIES

Stock was issued during the six months ended June 30, 1999 for payment of officers' bonuses in the amount of $131,350.
Stock options were issued during the six months ended June 30, 1999 for services rendered in the amount of $90,625.
Stock warrants were issued during the six months ended June 30, 1999 to purchase up to 500,000 shares of common stock at $3.00 per share. These warrants were valued at $0.17 per warrant under the Black-Scholes option valuation method.
A capital contribution was made during the six months ended June 30, 1999 in the amount of $243,075, of which $223,075 was in cash and $20,000 was converted from Accounts Payable.

                 See accompanying notes to financial statements

                             MONSTERDAATA.COM, INC.

                        Notes to the Financial Statements
                                  June 30, 1999

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

MonsterDaata.com, Inc. was incorporated in Delaware on July 22, 1985 under the corporate name "Trans West, Inc." For eight years prior to September 27, 1995, we were an inactive corporation. On September 27, 1995, we revived our corporate charter in Delaware and were reactivated, although we had no material assets or capital, and no operations or income. On February 13, 1996, we changed our corporate name to "D-Vine, Ltd."

On April 2, 1999, we acquired 99.2% of the outstanding capital stock of Taconic Data Corp. ("Taconic"), a provider of database development and management services to the real estate industry. Taconic was incorporated in New York in 1992. In connection with this acquisition, Taconic became our majority-owned subsidiary and all of our directors and officers were replaced by Taconic directors and officers. The stockholders of Taconic were issued 6,000,000 of our shares of common stock in exchange for their shares, or approximately 85% of our total outstanding common shares after giving effect to the acquisition (and the exercise of certain warrants referenced in Note 3 below). Accordingly, a change in control of our company occurred in connection with the acquisition, and the acquisition was deemed a "reverse acquisition" for accounting purposes.

Our accompanying unaudited financial statements represent a consolidation of our business with that of Taconic, and the consolidation has been prepared assuming that we owned 100% of Taconic after the acquisition. Subsequent to the acquisition, we changed our fiscal year end from September 30 to December 31 to correspond with the fiscal year end of Taconic. On April 5, 1999, we changed our corporate name to "MonsterDaata.com, Inc."

Minority Interest

The minority interest referred to above is held by an entity which owns 0.8% of Taconic. This entity's interest in the net assets of Taconic has been reduced to zero on the Consolidated Balance Sheet portion of our accompanying unaudited financial statements. Therefore, in accordance with Generally Accepted Accounting Principles, the entity's minority interest in the losses for the six month and three month periods ended June 30, 1999 has not been recorded on our accompanying unaudited financial statements. This minority interest in losses will remain unrecognized in our future financial statements unless and until they are fully offset, in the aggregate, by the entity's minority interest in future profits of Taconic.

Basis of Presentation

Our accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to the financial statements and in conjunction with our audited financial statements contained in our Form 10-KSB (filed on March 23, 1999) and with the audited financial statements of Taconic contained in our Form 8-K/A (filed on June 15, 1999).

NOTE 2 - INCOME TAXES

We provide for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 1999, we had no material current tax liability, deferred tax assets, or liabilities impacting our financial position because the deferred tax asset related to our net operating loss carryforward and was fully offset by a valuation allowance.

At June 30, 1999, we have net operating loss carry forwards for income tax purposes of approximately $2.4 million. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. Our utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in our ownership of more than 50 percent.

The components of the net deferred tax asset as of June 30, 1999, are as follows:

Deferred tax asset:
Net operating loss carry forward          $ 984,000
Valuation allowance                       $(984,000)
                                          ----------
Net deferred tax asset                    $      -0-
                                          ==========

We recognized no income tax benefit for the loss generated in the period from reorganization, October 1, 1995, to June 30, 1999. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our ability to realize benefit of our deferred tax asset will depend on the generation of future taxable income. Because we have yet to recognize any significant profits from operations, we have provided for a full valuation allowance against our deferred tax asset.

NOTE 3 - COMMON STOCK PURCHASE WARRANTS

In August, 1997, we sold to Ocean Strategic Holdings Limited, a Guernsey corporation ("OSHL"), for an aggregate consideration of $50,000, a warrant to purchase 1,000,000 shares of our common stock at $0.01 per share (the "1997 Warrant"). The 1997 Warrant was exercisable beginning August 1, 1998 until August 1, 2001. On March 31, 1999, the exercise price of the 1997 Warrant was increased from $0.01 per share to $1.00 per share and, in connection with such increase, we issued to OSHL an additional warrant to purchase 500,000 shares of our common stock at $3.00 per share (the "1999 Warrant"). The 1997 Warrant was exercised on April 2, 1999, and we issued 1,000,000 shares of our common stock thereunder to OSHL upon receipt of the $1,000,000 exercise price.

The 1999 Warrant is not exercisable until March 31, 2000, and it expires on March 31, 2004. The holder of the 1999 Warrant is entitled to an adjustment in the kind and number of shares of stock receivable upon exercise of the warrant upon certain events, including reclassification of common stock, capital reorganization, stock dividend or other change in outstanding shares of common stock, certain consolidations or mergers and certain sales of our property. The exercise price and the number of shares issuable upon exercise of the 1999 Warrant, however, shall remain unchanged in the event we complete a "reverse split" of our shares into a smaller number of outstanding shares. The warrant holder may not exercise any portion of the 1999 Warrant which would give it and its affiliates a beneficial ownership of 5.0% or more of the outstanding shares of our common stock at the time of such exercise without at least 61 days prior written notice to us.

As of June 30, 1999, 500,000 shares of common stock were reserved for potential issuance upon the conversion of the 1999 Warrant.

NOTE 4 - 1999 STOCK OPTION PLAN

On June 15, 1999, we adopted the MonsterDaata.com, Inc. 1999 Stock Option Plan. Under the option plan, we may issue to our employees, officers, directors and consultants options to purchase shares of our common stock. All incentive stock options granted under the plan will have an exercise price of not less than the fair market value of our common stock at the time of grant, and all non-incentive stock options granted under the plan will have an exercise price of not less than 85% of the fair market value of our common stock at the time of grant. Our board of directors (or any duly appointed committee thereof) determines the vesting period of the options upon the granting of the options. The total number of shares of common stock for which options may be granted under the plan is 1,750,000. No grant of a stock option under the plan may be made after June 15, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in our various filings with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of our authorized executive officer.

These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements or to reflect the occurrence of unanticipated events. Many important factors affect our ability to achieve its objectives, including, among other things, technological and other developments in the Internet field, intense and evolving competition, the lack of an "established trading market" for our shares, and our ability to obtain additional financing, as well as other risks detailed from time to time in our public disclosure filings with the Securities and Exchange Commission. Among other things, potential investors should review the risk factors incorporated by reference into this Report on Form 10-QSB (see Item 6, Exhibit 99, below).

Overview of Operations

We are a leading provider of real estate transaction facilitation, due diligence and research tools over the Internet. We license, reformat, integrate, and enhance over 60 proprietary databases that include real estate related business-to-business and consumer information. Business information includes real estate transaction due diligence, risk assessment and valuation information. Consumer services consist of data products covering over 61,000 communities in the United States, and neighborhood profiles containing school, town and community, crime, culture, affordability, demographic and lifestyle characteristic data. As of June 30, 1999 we employed 27 full-time officers, data managers, Web site developers, salespeople and support personnel.

We believe that our Internet Web site has the potential to be a hub or "portal" for a variety of real estate sector transaction sites, and that we could earn significant profits for our shareholders by linking real estate professionals -- including brokers, lenders, appraisers and insurers -- with consumers, businesses and investors through our Web site. Currently, real estate professionals, consumers, businesses and investors visit our Web site to access customized reports prepared from our databases that can enhance decision making regarding the relative desirability and offered values of specific communities, neighborhoods and individual properties.

We provide summary reports on our Web site to users free of charge, and more detailed reports are available on our Web site for a nominal charge per report or on an annual subscription basis. Through various licensing and revenue sharing arrangements, we also provide our summary reports free of charge to users of other popular real estate sites on the Internet, including www.realtor.com, the largest real estate listing site on the Internet, and www.stewarttitle.com, a leading national title insurer. If users on these licensed sites then desire further information, they are in some cases directed to our Web site for our detailed customized reports (and we often share the revenues we earn from the sales of detailed reports in the referred session with the referring Web site owner).

Our financial condition and results for periods prior to April 2, 1999 are almost entirely attributable to the historical results of Taconic Data Corp. ("Taconic"), which was deemed the acquiror for accounting purposes in our business combination with Taconic that was completed on April 2, 1999.

Results of operations for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998

Our total revenues for the six month period ended June 30, 1999, were $1,324,508 compared to $979,313 for the six month period ended June 30, 1998. This 35% increase in revenue is partially attributable to our new licensing agreement with a real estate related Internet site concluded at the end of the first half of 1999, but almost 90% of the increase is attributable to non-recurring revenue received on existing agreements and to the recognition of deferred revenue on a previously prepaid licensing agreement. We believe the increase in total revenue, particularly to the extent attributable to the new Internet-related licensing agreement that was signed at the end of the first half of 1999, reflects a trend that will continue in future periods as we continue to transition our business revenue sources to the Internet and the effects of our development of a national sales force are realized.

Our cost of sales for this six month period was $623,772, compared to $566,096 for the six month period ended June 30, 1998. Our gross margin was 53% of total revenues during the six month period ended June 30, 1999, compared to 42% of total revenues during the six month period ended June 30, 1998, as a result of our increased revenues in 1999. Without the non-recurring revenues in the first half of 1999 that are described above, our gross margin would have been approximately 40% of total revenues during the six month period ended June 30, 1999. We anticipate improvements to our gross margins in future periods, as we believe that our total revenues will increase faster than our related costs of sales.

Selling, general and administrative expenses increased from $1,294,091 for the six month period ended on June 30, 1998 to $1,530,857 for the six month period ended June 30, 1999. The increase is largely attributable to our Web site development expenses of approximately $360,000 incurred during the first half of 1999. In addition, our increased hiring resulted in increased payroll expenses. During the six month period ended on June 30, 1999, we hired a Senior Vice-President for corporate development, two national sales representatives and a Controller. Prior to 1999, we did not have a separate sales force, and customer sales were solicited directly by our corporate officers. We expect payroll expenses to increase in future periods, as well, as we continue to build out our management team.

Our operating loss declined from $880,874 for the six month period ended June 30, 1998 to $830,121 for the six month period ended June 30, 1999. In other income/expense, we recorded $215,000 of legal and accounting expenses incurred in connection with our acquisition of Taconic. Due to these non-recurring expenses arising out of our acquisition of Taconic in 1999, our net loss of $1,041,730 during the six month period ended June 30, 1999 represents an increase from our net loss of $931,961 for the corresponding period of 1998. However, our net loss per share remained the same, at $0.16 per share, during these periods for 1998 and 1999.

Liquidity and capital resources

As of June 30, 1999, our cash balance was $695,266 and we had net working capital (excluding deferred revenue) of $129,092. For the six months ended June 30, 1999, our net cash used in operating activities was $413,229. Of this $413,229, we used $215,000 for non-recurring merger and acquisition expenses relating to our purchase of Taconic.

Total cash flows from financing activities increased from $316,544 for the six month period ended on June 30, 1998 to $1,105,332 for the six month period ended June 30, 1999. In the six month period ended June 30, 1999, we received $1,000,000 in proceeds from the exercise of an outstanding stock warrant. In addition, existing shareholders made a capital contribution of $243,075 in the first quarter of this year, $20,000 of which was offset by various expenses incurred in connection with the contribution.

Our working capital requirements depend upon numerous factors, including, without limitation, levels of resources that we devote to the further development of our Web site and marketing capabilities, technological advances, status of competitors and our ability to establish collaborative arrangements with other organizations. We will be required to raise additional capital in order to meet our business objectives in 1999, and there can be no assurance that we will be successful in doing so or, in general, that we will be able to achieve fully our business objectives. We believe that our current cash resources will not be sufficient to fund our current operations much beyond the third calendar quarter of 1999 if our development spending were to continue at its current pace. We have taken steps to reduce our use of cash pending the raising of additional equity capital, which we intend to pursue vigorously during the second half of 1999. We believe that such reduced use of cash will not unduly interfere with the achievement of our major short-term business objectives and, accordingly, that our current resources will permit us to meet our primary business objectives through the second half of 1999.

Impact of the Year 2000

The computer systems and software programs of many companies and governmental agencies are currently coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, these computer systems and/or software programs may need to be upgraded to comply with such year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

State Of Readiness

We have made an assessment of the year 2000 readiness of our information technology systems, including the hardware and software that operate our Web site and our non-information technology systems. We have been informed by many of our vendors of material hardware and software components of our information technology systems that all or substantially all of the products we use are currently year 2000 compliant. We will request that the remaining vendors of the material hardware and software components of our information technology and non-information technology systems provide us with assurances of their year 2000 compliance. We plan to complete this process during the second half of 1999. Until such testing is complete and such vendors and providers are contacted, we will not be able to completely evaluate to what extent our information technology systems or non-information technology systems will need to be revised or replaced. If our efforts to address year 2000 risks are not successful, or if suppliers or other third parties with whom we conduct business do not successfully address such risks, it could have a material adverse effect on our business.

Costs

We have identified approximately $85,000 in capital equipment and software that requires upgrading or replacement and which will be year 2000 compliant once upgraded or replaced. Prior to June 30, 1999, we have not expended any material amounts for year 2000 compliance. However, in July 1999 we entered into a $65,000 lease for computer hardware that is year 2000 compliant, and we intend to expend an additional $20,000 for year 2000 compliant software before the end of 1999.

Risks

We are not currently aware of any year 2000 compliance problems relating to our proprietary software or our information technology or non-information technology systems that would have a material adverse effect on our business. We cannot assure that we will not discover year 2000 compliance problems in our proprietary software that will require substantial revisions. In addition, we cannot assure you that third-party software, hardware or services incorporated into our material information technology and non- information technology systems will not need to be revised or replaced, all of which could be time consuming and expensive. Our failure to fix our proprietary software or to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business. Moreover, the failure to adequately address year 2000 compliance issues in our proprietary software and our information technology and non-information technology systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

In addition, we cannot assure you that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside our control will be year 2000 compliant. The failure by such entities to be year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could prevent us from delivering our Web site, could decrease the use of the Internet or prevent users from accessing our Web site, which could have a material adverse effect on our business.

Contingency Plan

We attempt to identify and maintain relationships with alternative suppliers of services and products in order to mitigate the risks associated with suppliers who are not year 2000 compliant. A change in suppliers on short notice if necessary, however, may nonetheless result in a material disruption to our business.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that, if determined adversely to us, we believe would have a material adverse effect on us.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

      27    Financial Data Schedule (for electronic filers).

      99 Risk Factors (incorporated by reference to our Form 8-K filed with the SEC on April 16, 1999).

(b) Reports on Form 8-K:

Two Current Reports on Form 8-K and an Amended Current Report on Form 8-K/A were filed by us with the SEC during the three months ended June 30, 1999:

      o On April 16, 1999, we filed Items 1, 2 and 5 disclosures on a Form 8-K dated April 2, 1999 relating to our change in control, our acquisition of Taconic, our corporate name change, our issuance to OSHL of 1,000,000 shares of our common stock (pursuant to OSHL's exercise of an outstanding stock warrant) and our issuance of an additional warrant to OSHL for the purchase of 500,000 shares of our common stock at an exercise price of $3.00 per share (the "1999 Warrant"). Under Item 7 we included, as Exhibits to the Form 8-K,
            (i) the Acquisition Agreement and Plan of Reorganization, dated as of March 26, 1999, between Taconic, us, certain shareholders of Taconic and certain of our shareholders, (ii) the 1999 Warrant,
            (iii) 1997 unaudited financial statements of Taconic, (iv) a press release, dated April 2, 1999, regarding the acquisition and (v) risk factors pertaining to MonsterDaata.com, Inc.

      o On June 15, 1999, we filed an Amendment to our Form 8-K described above that had been filed on April 16, 1999. This Amendment amended
            Item 7 of such Form 8-K to provide certain financial statements and information for the fiscal years ended December 31, 1997 and December 31, 1998 and the quarterly periods ended March 31, 1998 and March 31, 1999, which was impracticable to provide on April 16, 1999 at the time we filed the Form 8-K.

      o On June 16, 1999, we filed Items 4 and 8 disclosures on a Form 8-K dated June 15, 1999 relating to a change in our certifying accountant and a change in our fiscal year. Under Item 7 of the Form 8-K we included, as an Exhibit, a letter from our former certifying accountant regarding such change in accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MONSTERDAATA.COM, INC.
                                      (Registrant)


Date: August 24, 1999           /s/ Mitchell Deutsch
                                --------------------------------------------
                                    Mitchell Deutsch
                                    President and Chief Executive Officer


Date: August 24, 1999           /s/ James Garfinkel
                                --------------------------------------------
                                    James Garfinkel
                                    Treasurer, Secretary and Vice President
                                    (Principal Financial and Accounting Officer)