Form 10QSB
period 1999-09-30
MONSTERDAATA COM INC
filed 1999-11-16
CIK 783454

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         115 Stevens Avenue
             Valhalla, NY                                   10595
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (914) 747-9100

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of September 30, 1999, 7,377,415 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: |_| Yes |X| No

                             MONSTERDAATA.COM, INC.

                                Table of Contents

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements
              CONSOLIDATED BALANCE SHEET -- As of September 30,
                 1999 (Unaudited) .....................................   Page 3
              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) --
                 For the Three Months Ended September 30, 1998 and
                 September 30, 1999; for the Nine Months Ended
                 September 30, 1998 and September 30, 1999 ............   Page 4
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) --
                 For the Nine Months Ended September 30, 1998 and
                 September 30, 1999 ...................................   Page 5
              NOTES TO FINANCIAL STATEMENTS ...........................   Page 7

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................  Page 10

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings ........................................  Page 15
    Item 2.  Changes in Securities ....................................  Page 15
    Item 4.  Submission of Matters to a Vote of Security Holders ......  Page 16
    Item 6.  Exhibits .................................................  Page 16

    Signatures ........................................................  Page 17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             MONSTERDAATA.COM, INC.
                                  BALANCE SHEET
                                   (Unaudited)

ASSETS
                                                             September 30, 1999
                                                             ------------------
CURRENT ASSETS
Cash                                                                    122,387
Accounts receivable                                                     350,522
Prepaid expenses and other current assets                                83,942
                                                             ------------------
Total current assets                                                    556,851

PROPERTY AND EQUIPMENT, Net                                             163,694

OTHER ASSETS
Purchased Database                                                      118,500
Security Deposits                                                        16,288
                                                             ------------------
Total other  assets                                                     134,788

TOTAL ASSETS                                                            855,332
                                                             ==================

CURRENT LIABILITIES
Accounts payable and accrued expenses                                   713,229
Deferred revenue                                                        855,672
Notes Payable - Stockholders                                            298,702
Current maturities of capital lease obligation                           27,800
Total Current Liabilities                                             1,895,403

OTHER LIABILITIES
Capital lease obligations, less current maturities                       19,045

TOTAL LIABILITIES                                                     1,914,448
                                                             ==================

STOCKHOLDERS' DEFICIENCY
Preferred Stock - $0.01 par value, 10,000,000 shares
     authorized
     Common stock - $0.01 par value; 50,000,000 shares
     authorized, 7,377,415 issued and outstanding                        73,775
Additional paid in capital                                            3,602,694
Options and warrant                                                      83,531
Notes Receivable Stockholder                                           (118,000)
Accumulated deficit                                                  (4,701,116)
                                                             ------------------

TOTAL STOCKHOLDERS'  DEFICIENCY                                      (1,059,116)

TOTAL LIABILITIES AND STOCKHOLDERS - DEFICIENCY                         855,332
                                                             ==================

                 See accompanying notes to financial statements

                             MONSTERDAATA.COM, INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  For the three        For the three        For the nine         For the nine
                                                  months ended         months ended         months ended         months ended
                                               September 30, 1998   September 30, 1999   September 30, 1998   September 30, 1999
                                               ------------------   ------------------   ------------------   ------------------
SALES                                          $          427,334   $          482,066   $        1,406,647   $        1,806,574

COST OF SALES                                             285,058   $          169,981              851,154              561,253
                                               ------------------   ------------------   ------------------   ------------------

GROSS PROFIT                                              142,276              312,085              555,493            1,245,321
                                                               33%                  65%                  39%                  69%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Product development costs                                      --              273,539                   --              743,117
Selling, general and
administrative expenses                                   399,992              784,773            1,694,083            2,078,552
                                               ------------------   ------------------   ------------------   ------------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                  399,992            1,058,312            1,694,083            2,821,669

OPERATING  INCOME (LOSS)                                 (257,716)            (746,227)          (1,138,590)          (1,576,348)
                                               ------------------   ------------------   ------------------   ------------------

OTHER INCOME (EXPENSE)
Interest (expense) net of income                           (5,185)  $            4,948              (56,272)               8,339
Merger and acquisition costs                                                                                            (215,000)
                                               ------------------   ------------------   ------------------   ------------------

OTHER INCOME (EXPENSE)                                     (5,185)               4,948              (56,272)            (206,661)
                                               ------------------   ------------------   ------------------   ------------------

NET INCOME (LOSS) BEFORE INCOME TAXES                    (262,901)            (741,279)          (1,194,862)          (1,783,009)

INCOME TAXES                                                   --                   --                   --                   --
                                               ------------------   ------------------   ------------------   ------------------

NET  (LOSS)                                    $         (262,901)  $         (741,279)  $       (1,194,862)  $       (1,783,009)
                                               ==================   ==================   ==================   ==================

Weighted Average Number of  Shares Outstanding          6,024,773            7,239,455            6,024,773            6,762,826
                                               ==================   ==================   ==================   ==================

Net Loss Per Share, Basic and Diluted          $            (0.04)  $            (0.10)  $            (0.20)  $            (0.26)
                                               ==================   ==================   ==================   ==================

                 See accompanying notes to financial statements

                             MONSTERDAATA.COM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           For the nine          For the nine
                                                                           months ended          months ended
                                                                        September 30, 1998    September 30, 1999
                                                                        ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                              $       (1,194,862)   $       (1,783,009)
                                                                        ------------------    ------------------
Adjustments to reconcile net (loss) to net cash
 provided by operating activities:
Depreciation                                                                        86,584                78,312
Accrued interest                                                                    49,480                    --
Stock compensation                                                                 211,800                    --
Stock issued for services                                                               --               248,821
Decrease (increase) in accounts receivable                                        (377,008)              308,419
Decrease (increase) in prepaids & other current assets                                  45                (8,942)
(Increase) in database cost                                                             --              (118,500)
(Increase) in security deposits                                                         --                (7,955)
Increase in accounts payable and accrued expenses                                  672,318               561,302
Decrease (increase) in deferred revenue                                            323,815              (228,039)
                                                                        ------------------    ------------------
TOTAL ADJUSTMENTS                                                                  967,034               833,418
                                                                        ------------------    ------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         (227,828)             (949,592)
                                                                        ------------------    ------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
Capital expenditures                                                               (41,147)             (949,592)
                                                                        ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from issuance of common stock                                              --             1,003,423
Proceeds from contributed capital                                                       --               223,000
Proceeds from notes payable, related parties                                       350,000                    --
Proceeds from notes payable, stockholders                                           20,000                    --
Repayments of notes payable, stockholders                                          (29,195)              (21,833)
Repayments of notes payable                                                             --               (62,232)
Principal repayments of capital lease obligations                                  (66,738)              (68,261)
                                                                        ------------------    ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          274,067             1,074,097
                                                                        ------------------    ------------------

NET INCREASE (DECREASE) IN CASH                                                      5,092                66,795

CASH - Beginning                                                                    33,570                55,592
                                                                        ------------------    ------------------

CASH - Ending                                                           $           38,662    $          122,387
                                                                        ==================    ==================

NON CASH ACTIVITIES

Stock was issued during the nine months ended September 30, 1999 for payment of officers' bonuses in the amount of $131,350. Stock options were issued during the nine months ended September 30, 1999 for services rendered in the amount of $90,625. Stock warrants were issued during the nine months ended September 30, 1999 to purchase up to 500,000 shares of common stock at $3.00 per share. These warrants were valued at $0.17 per warrant under the Black-Scholes option valuation method.

A capital contribution was made during the nine months ended September 30, 1999 in the amount of $243,075, of which $223,075 was in cash and $20,000 was converted from Accounts Payable.

During the nine months ended September 30, 1999 the company issued 82,142 shares of common stock as payment of web development costs in the amount of $230,000.

During the nine months ended September 30, 1999 the company acquired equipment through a capital lease in the amount of $51,935.00.

During the nine months ended September 30,1999 the company issued 270,500 shares of common stock (related to the exercise of options) for which $77,500 was received in cash, and for which the company holds notes receivable for the balance of $193,000. In October 1999, $75,000 of notes receivable were paid.

                 See accompanying notes to financial statements

                             MONSTERDAATA.COM, INC.

                        Notes to the Financial Statements
                               September 30, 1999

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

Minority Interest

The minority interest referred to above is held by an entity which owns 0.8% of Taconic. This entity's interest in the net assets of Taconic has been reduced to zero on the Consolidated Balance Sheet portion of our accompanying unaudited financial statements. Therefore, in accordance with Generally Accepted Accounting Principles, the entity's minority interest in the losses for the six month and three month periods ended September 30, 1999 has not been recorded on our accompanying unaudited financial statements. This minority interest in losses will remain unrecognized in our future financial statements unless and until they are fully offset, in the aggregate, by the entity's minority interest in future profits of Taconic.

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

NOTE 2 - INCOME TAXES

We provide for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of September 30, 1999, we had no material current tax liability, deferred tax assets, or liabilities impacting our financial position because the deferred tax asset related to our net operating loss carryforward and was fully offset by a valuation allowance.

At September 30, 1999, we have net operating loss carry forwards for income tax purposes of approximately $3.1 million. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. Our utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in our ownership of more than 50 percent.

The components of the net deferred tax asset as of September 30, 1999, are as follows:

Deferred tax asset:
Net operating loss carry forward                                 $1,265,000
Valuation allowance                                             $(1,265,000)
                                                                ------------

Net deferred tax asset                                                  $-0-
                                                                ============

We recognized no income tax benefit for the loss generated in the period from reorganization, October 1, 1995, to September 30, 1999. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our ability to realize benefit of our deferred tax asset will depend on the generation of future taxable income. Because we have yet to recognize any significant profits from operations, we have provided for a full valuation allowance against our deferred tax asset.

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

As of September 30, 1999, 500,000 shares of common stock were reserved for potential issuance upon the conversion of the 1999 Warrant.

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

On July 26, 1999, an employee exercised his option to purchase 123,000 shares of common stock (Par Value $0.01) at the exercise price of $1.00 per share. The option was paid with $5,000 cash and a promissory note issued to the company by the employee for $118,000 bearing interest of 6% per annum. Repayment is due on demand.

NOTE 5 - NET LOSS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously required fully diluted earnings per share. All earnings per share amounts for all periods have been presented in accordance with SFAS No. 128 requirements. Net loss per share is based on net loss divided by weighted average number of shares of common stock outstanding during the respective periods.

NOTE 6 - DATABASE

In August of 1999, we entered into a database development and acquisition agreement with a leading provider of national public and private school information. We anticipate completion and delivery of the database to be at or around December 31, 1999. Upon delivery the database will be amortized over its useful life.

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

Overview of Operations

We are a leading provider of integrated real estate transaction facilitation, due diligence and research content over the Internet. We currently develop, license, co-brand, reformat, integrate, and enhance over 70 proprietary databases that include real estate related business-to-business and consumer information. Business information includes real estate transaction due diligence, risk assessment and valuation information. Consumer services consist of data products covering over 61,000 communities in the United States, and neighborhood profiles containing school, town and community, crime, culture, affordability, environmental hazard, property ownership, tax, demographic and lifestyle characteristic data. We currently employ 35 full-time officers, data managers, Web site developers, salespeople and support personnel.

We believe that our Internet Web site and related co-branded Web sites have the potential to become key destination sites for low cost real estate due diligence information, and that we can create and capture value for our business and shareholders by linking real estate professionals - including brokers, lenders, appraisers and insurers - with consumers, businesses and investors through our Web site. We generated our revenues from licensing our content to other Internet sites, and we expect to generate further revenues from selling eReports and subscriptions on our Web site, selling national and local advertising, collecting fees for eLeads (in which we electronically match and link our users with selected providers of services or products that we believe will be of interest to the users) and collecting fees for providing customized information services (our customized information services are provided primarily to regional real estate multiple listing services).

Through our Web site we provide summary reports consisting of selected real estate information to customers free of charge, and more detailed reports are available on our Web sites for a small charge per report or on an annual subscription basis. In addition to distributing our products and services through our own Web site at www.MonsterDaata.com, we license portions of our content databases to selected Internet portals and real estate destination Web sites, including www.REALTOR.com, the country's leading real estate listing Web site with 1.3 million residential listings. Our "Neighborhood Place," a content database of demographic, lifestyle characteristic, crime and local area information, and a school report database, is currently licensed to REALTOR.com and powers their popular "Find a Neighborhood" feature. Our information allows REALTOR.com users to research and locate a neighborhood with desired characteristics anywhere in the U.S. based on their specified search criteria.

We also provide licensed or co-branded content to other popular Internet Web sites, many of which provide links back to our Web site through their Web sites. If users on these licensed or co-branded sites desire further information beyond the summary or snapshot data we license or co-brand, they may obtain detailed customized reports from our Web site, again for a small charge per report or on an annual subscription basis (and we share the revenues we earn from the sales of these detailed eReports with the referring Web site owner).

The content we currently provide on our Web site includes (i) "Neighborhood Place", which allows users to generate comparative data analyses of several neighborhoods including crime statistics, town and community profiles, census and demographic information, neighborhood lifestyle characteristics and school reports; (ii) "Relocation Place," which provides a pre and post move resource center to help users plan and estimate the cost of their relocation; (iii) public records property data, which allows users to research properties for sale, foreclosures, comparable sales and many other types of information; and
(iv) risk hazard assessment data, which allows users to obtain data regarding environmental hazard and crime risk.

Our financial condition and results for periods prior to April 2, 1999 are almost entirely attributable to the historical results of Taconic Data Corp. ("Taconic"), which was deemed the acquiror for accounting purposes in our business combination with Taconic that was completed on April 2, 1999.

Results of operations for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998

Our total revenues for the nine month period ended September 30, 1999, were $1,806,574 compared to $1,406,647 for the nine month period ended September 30, 1998. This 28% increase in revenue is partially attributable to two new licensing and co-brand agreements with real estate related Internet sites, but the majority of the increase is attributable to non-recurring revenue recognized in the second quarter of 1999 on existing agreements and to the recognition of deferred revenue on previously prepaid licensing agreements. We believe the increase in total revenue, particularly to the extent attributable to the new Internet-related agreements, reflects a trend that will continue in future periods as we continue to transition our business revenue sources to the Internet and the effects of our development of a national sales force are realized. As part of this trend, we anticipate that within the next few quarters, we will begin to receive material revenues from new sources, namely Internet advertising, Web site subscriptions, sales of eReports and eLeads, as well as from further licensing of our content to real estate related Internet sites. At the same time, our recurring revenues from existing agreements with multiple listing services will continue to decline as these agreements expire and we make our data available to more users, including multiple listing services and their clients, at a much lower cost over the Internet.

We expect, but can not guarantee, that for calendar year 2000, more than half our revenue will be derived from these new Internet related sources, whereas for the first nine months of calendar year 1999, these revenue sources provided only 12% of our total revenues to date. Our percentage of revenue from Internet related sources has grown by a significant amount during each quarter of this year, from 5.8% through March 31, to 9.8% for the April 1 through June 30 period and 25% for the July 1 through September 30 period.

Our cost of sales for the nine month period ended September 30, 1999 was $561,253, compared to $851,154 for the nine month period ended September 30, 1998. Our cost of sales fell in 1999 primarily as a result of the reassignment of many of our data acquisition employees to Web site development functions as part of the transition of our business to the Internet. Primarily as a result of our cost of sales reductions, our gross margin was 69% of total revenues during the nine month period ended September 30, 1999, compared to 39% of total revenues during the nine month period ended September 30, 1998. We anticipate that our gross margins in future periods could continue to improve, but at a much more modest rate, based on our belief that our total revenues will increase faster than our related costs of sales as we move the primary means of distributing our data products to the Internet and we expand our revenue sources to include the new Internet related sources described above which can be derived by us with very little in the way of incremental costs beyond the fixed Internet development costs that we have already invested or have budgeted for future periods. Our cost of goods sold includes referral and revenue sharing payments that we will be required to make to third party Web site operators for certain types of Internet related revenues under our agreements with such operators. To date, these payments have not been significant, but we expect that as our Internet related revenues grow these payments to third party Web site operators will grow as well.

Selling, general and administrative expenses increased from $1,694,083 for the nine month period ended on September 30, 1998 to $2,821,669 for the nine month period ended September 30, 1999. This increase is largely attributable to our Web site development expenses of approximately $743,117 incurred during the first nine months of 1999. Prior to the commencement of the transition of our business to the Internet, we had no Web site development expenses during the nine month period ended on September 30, 1998. Our $743,117 of Web site development expenses includes our payroll expenses for all our new hires and internal transferees assigned to Web site development activities. Our payroll expenses for other new hires not assigned to Web site development activities also grew significantly in the 1999 nine month period over the 1998 nine month period. We expect payroll expenses to increase in future periods, as well, as we continue to build out our management team and a national sales force.

Our operating loss increased from $1,194,862 for the nine month period ended September 30, 1998 to $1,783,009 for the nine month period ended September 30, 1999. In other income/expense, we recorded $215,000 of legal and accounting expenses incurred in connection with our acquisition of Taconic in 1999. Due to these non-recurring expenses arising out of our acquisition of Taconic in 1999, our net loss of $1,783,009 during the nine month period ended September 30, 1999 represents an even greater increase from our net loss of 1,194,862 for the corresponding period of 1998. During these periods for 1998 and 1999, our net loss per share increased from $.20 to $.26.

Liquidity and capital resources

As of September 30, 1999, our cash balance was $122,387 and we had a working capital deficit (excluding deferred revenue) of $482,880. For the nine months ended September 30, 1999, our net cash used in operating activities was $949,592. Of this $949,592, we used $215,000 for non-recurring merger and acquisition expenses relating to our purchase of Taconic.

Total cash flows from financing activities increased from $274,067 for the nine month period ended on September 30, 1998 to $1,074,097 for the nine month period ended September 30, 1999. As set forth in the next paragraph, we received additional cash proceeds after September 30, 1999 from the sale of equity to private investors.

Our working capital requirements depend upon numerous factors, including, without limitation, levels of resources that we devote to the further development of our Web site and marketing capabilities, technological advances, status of competitors and our ability to establish collaborative arrangements with other organizations. After September 30, 1999, we received approximately $1 million from private investors purchasing shares of our Series A Cumulative Convertible Preferred Stock and associated Common Stock purchase warrants. We are seeking to raise up to $15 million of additional capital from private investors and institutional money managers prior to the end of 1999, and have retained a financial advisor to assist us with these fundraising activities, but there can be no assurance that we will be successful in doing so. Even if we are not successful in raising any of this additional capital, our current cash resources should be sufficient to fund our current operations into the second quarter of 2000 if our development spending were to continue at its current pace. We intend to accelerate our development and infrastructure spending in the coming calendar quarters if we have sufficient capital resources available to do so.

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

Costs

We upgraded or replaced approximately $85,000 in capital equipment and software to be year 2000 compliant. In July 1999 we entered into a $65,000 lease for computer hardware that is year 2000 compliant, and we intend to expend an additional $20,000 for year 2000 compliant software before the end of 1999.

Risks

We are not currently aware of any year 2000 compliance problems relating to our proprietary software or our information technology or non-information technology systems that would have a material adverse effect on our business. We cannot assure that we will not discover year 2000 compliance problems in our proprietary software that will require substantial revisions. In addition, we cannot assure you that third-party software, hardware or services incorporated into our material information technology and non-information technology systems will not need to be revised or replaced, all of which could be time consuming and expensive. Our failure to fix our proprietary software or to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business. Moreover, the failure to adequately address year 2000 compliance issues in our proprietary software and our information technology and non-information technology systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

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

Item 2. Changes in Securities

On August 1, 1997, we issued to Ocean Strategic Holdings, Ltd. ("OSHL") a warrant for the purchase of 1,000,000 shares of our common stock for cash consideration of $50,000 (the "1997 Warrant"). The 1997 Warrant was issued pursuant to the provisions of Regulation S of the Securities Act. The exercise price of the 1997 Warrant, which was originally $.01 per share, was increased to $1.00 per share in connection with the issuance of the New Warrant to OSHL (described below).

On March 31, 1999, in consideration for the modification of the exercise price (from $0.01 per share to $1.00 per share) of the 1997 Warrant, we issued to OSHL a new warrant to purchase 500,000 shares of our common stock at an exercise price of $3.00 per share (the "1999 Warrant"). The 1999 Warrant expires on March 31, 2004, and is not exercisable until March 31, 2000. The 1999 Warrant was issued pursuant to the provisions of Regulation S.

In April 2, 1999 we issued 6,000,000 of our shares of common stock to 18 shareholders of Taconic, in exchange for their shares of Taconic. Our shares of common stock were issued solely for shares of Taconic. These shares were issued in a transaction that did not involve any public offering of our shares within the meaning of Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Also on April 2, 1999, OSHL exercised its rights under the 1997 Warrant to purchase 1,000,000 shares of our common stock for $1,000,000. The 1,000,000 shares issued upon exercise of the 1997 Warrant were issued pursuant to the provisions of Regulation S, and the funds received were used for general corporate purposes.

On August 23, 1999, pursuant to a development and consulting agreement with X-Ceed, Inc., we issued to X-Ceed, Inc. 82,142 shares of our common stock. These shares were issued in a transaction that did not involve any public offering of our shares within the meaning of Section 4(2) of the Securities Act and Rule 506 of Regulation D.

In closings that occurred during the first two weeks of November, 1999, we issued 1,068 shares of Series A Cumulative Convertible Preferred Stock and related warrants to purchase common stock to private investors for an aggregate offering amount of $982,000. These shares were issued in a transaction that did not involve any public offering of our shares within the meaning of Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On June 15, 1999, our board of directors (i) adopted the 1999 MonsterDaata.com, Inc. Stock Option Plan and (ii) approved the filing of an amended and restated certificate of incorporation (the "Amended and Restated Charter"), with the office of the Secretary of State of the State of Delaware on August 24, 1999, which consolidated into one document all of our previously filed Charter instruments and which gave effect to the following amendments:

      o amending Article III of the Charter by deleting specific purposes of the corporation and including only the general purpose of pursuing any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware; and

      o amending Article IX of the Charter by adding that, to the fullest extent legally permissible, no director of the corporation shall be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, further stating that any repeal or modification of Article IX by the stockholders of the corporation shall not adversely affect any right or protection of a director of the corporation existing at the time of such repeal or modification and changing the heading of Article IX from "Indemnification of Officers and Directors" to read "Protection of Officers and Directors."

On July 1, 1999, our stock option plan and the Amended and Restated Charter were approved by holders of 79.9% of our issued and outstanding common stock, pursuant to a shareholder written consent. A notice of corporate action was sent to the holders of the remaining 20.1% of our issued and outstanding stock pursuant to Delaware General Corporation Law ss. 228(d).

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

      27    Financial Data Schedule (for electronic filers).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MONSTERDAATA.COM, INC.
                                    (Registrant)


Date: November 12, 1999            /s/ Mitchell Deutsch
                                   --------------------------------------------
                                   Mitchell Deutsch
                                   President and Chief Executive Officer


Date: November 12, 1999            /s/ James Garfinkel
                                   --------------------------------------------
                                   James Garfinkel
                                   Treasurer, Secretary and Vice President
                                   (Principal Financial and Accounting Officer)