Form 10KSB/A
period 1998-09-30
MONSTERDAATA COM INC
filed 1999-12-07
CIK 783454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1998

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to __________

                         Commission file number: 33-1599

                             MONSTERDAATA.COM, INC.
                             (formerly D-Vine, Ltd.)
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                              22-2732163
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

 115 STEVENS AVENUE, VALHALLA, NEW YORK                              10595
(Address of principal executive offices)                          (Zip Code)

                    Issuer's telephone number (914) 747-9100

           Securities registered under Section 12(b) of the Act: NONE

           Securities registered under Section 12(g) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |X|.

State issuer's revenues for its most recent fiscal year. $ 1,966,713

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $14,270,000 computed by reference to the closing sales price of Registrant's common stock on November 30, 1999.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 1, 1999, there were 7,660,948 shares of the Registrant's common stock, par value $0.01, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|.

                             MonsterDaata.com, Inc.

                             Index to Form 10-KSB/A

                                     PART I                                 Page
                                                                            ----

          PLSRA Statement......................................................1
Item  1.  Description of Business..............................................2
Item  2.  Description of Property.............................................30
Item  3.  Legal Proceedings...................................................30
Item  4.  Submission of Matters to a Vote of Security Holders.................30

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters............31

                                    PART III

Item  9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...................33
Item 11.  Security Ownership of Certain Beneficial Owners and Management......34
Item 13.  Exhibits and Reports on Form 8-K....................................36

Signatures....................................................................37

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. Certain written and oral statements made or incorporated by reference by us or our representatives in this Report and other reports and filings with the Securities and Exchange Commission (the "SEC"), press releases, conferences or otherwise, are "forward looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, targets or achievements, and may contain the words "estimate", "project", "intend", "forecast", "anticipate", "plan", "planning", "expect", "believe", "will", "will likely", "should", "could", "would", "may" or words or expressions of similar meaning. In addition, except for historical matters, we may set forth certain other statements in this Report and elsewhere from time to time, including, without limitation, statements regarding our Internet activities, customers, Web site and database development activities, product offerings, licensing and co-branding prospects, user demographics and statistics, anticipated revenue sources, sales force expansion efforts, and availability of financial and other resources, which are forward-looking statements within the meaning of the PSLRA. Such forward-looking statements are based upon our current belief as to the outcome, occurrence and timing of future events or current expectations and plans based upon, among other things, assumptions made by, and information currently available to management, including management's own knowledge and assessment of our industry, competition and current regulatory environment. All such statements involve significant risks and uncertainties.

Many important factors affect our ability to achieve the stated outcomes and to successfully commercialize our product offerings on the Internet, including the ability to

      o (1) obtain substantial additional funds as needed to fund anticipated continuing operating losses and further development activities,
      o (2) obtain and maintain all necessary licenses, trademarks and other intellectual property protections and contract rights and restrictions for our business activities and data products,
      o (3) compete successfully against other companies' products and services,
      o     (4) maintain the integrity, reputation and reliability of our data,
      o     (5) form strategic alliances with other Internet companies,
      o     (6) manage growth and recruit and retain employees, and
      o     (7) market our data products and services in a profitable manner.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there also can be no assurance that the statements included in this Report and elsewhere will prove to be accurate. In addition, such risks and uncertainties included herein and elsewhere are not exhaustive. Other sections of this Report and our other filings with the SEC from time to time, may include additional factors which could adversely affect our business and other financial performance. Moreover we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, in light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved; in fact, actual results could differ materially from those contemplated by such forward-looking statements. Given these risks, uncertainties and limitations, investors should not rely upon forward-looking statements as a predictor of actual results. We do not undertake any obligation to release publicly any revisions to these forward-looking statements or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

New Developments - Acquisition of Taconic Data Corp.

On April 2, 1999, we acquired 99.2% of the outstanding capital stock of Taconic Data Corp. ("TDC"), a privately-held New York corporation. TDC, which was formed in 1992, provided real estate related database information services to consumers, real estate professionals and other businesses primarily through regional real estate multiple listing services ("MLSs") and, more recently, over the Internet.

In connection with this acquisition, TDC became our majority owned subsidiary and all of our directors and officers were replaced by TDC directors and officers. See "Directors and Executive Officers" under Item 9 below.

The stockholders of TDC were issued 6,000,000 of our shares of common stock in exchange for their shares, or approximately 85% of our total outstanding common shares after giving effect to the acquisition. Accordingly, a change in control of our company occurred in connection with the TDC acquisition, and the acquisition was deemed a "reverse acquisition" for accounting purposes. Item 11 below sets forth current information regarding the ownership of our shares by management and other large shareholders.

On April 5, 1999, we changed our corporate name to "MonsterDaata.com, Inc." Effective June 15, 1999, we changed our fiscal year end date to December 31, to conform to TDC's fiscal year, and TDC's independent auditors were appointed as our independent auditors. A description of our company after giving effect to the TDC acquisition is set forth below. Unless otherwise provided below, for periods prior to April 2, 1999, the description below relates to TDC, on a stand-alone basis, before giving effect to the TDC acquisition.

Company Overview

We are a leading provider of integrated real estate transaction facilitation, due diligence and research content over the Internet. We currently develop, license, co-brand, reformat, integrate, and enhance over 70 proprietary databases that include real estate related business-to-business and consumer information. Our proprietary compilation of community database sets provides unique geographic precision and data matching capabilities that enable our commercial customers to target end-users by offering highly interactive, localized content, advertising and e-commerce services. Our data include school, town and community, demographic, lifestyle characteristic, culture, crime, environmental hazard, property ownership, tax and transaction information for over 61,000 communities nationwide. We currently employ 35 full-time officers, data managers, Web site developers, salespeople and support personnel.

We believe that our Internet Web site and related co-branded Web sites have the potential to become key destination sites for low cost real estate due diligence information, and that we can create and capture value for our business and shareholders by linking real estate professionals - including brokers, lenders, appraisers and insurers - with consumers, businesses and investors through our Web site. We generate our revenues from licensing our content to other Internet sites and MLSs, and we expect to generate further revenues from selling eReports and subscriptions on our Web site, selling national and local advertising, collecting fees for eLeads (in which we electronically match and link our users with selected providers of services or products that we believe will be of interest to the users) and collecting fees for providing customized information services, which are provided primarily to regional real estate MLSs.

Through our Web site we provide summary reports consisting of selected real estate information to customers free of charge, and more detailed reports are available on our Web sites for a small charge per report or on an annual subscription basis. In addition to distributing our products and services through our Web site www.MonsterDaata.com, we license portions of our databases to selected Internet portals and real estate destination Web sites, including Cendant's www.CompleteHome.com and Homestore's www.REALTOR.com, which are two of the country's leading real estate services Internet businesses.

We also provide licensed or co-branded content to other popular Internet Web sites, many of which provide links back to our Web site through their Web sites (see "Major Customers" below). If users on these licensed or co-branded sites desire further information beyond the summary or snapshot data we license or co-brand, they may obtain detailed customized reports from our Web site, again for a small charge per report or on an annual subscription basis, and we generally share the revenues we earn from the sales of these detailed eReports with the referring Web site owner.

The content we currently provide on our Web site includes (i) "Neighborhood Place," which allows users to generate comparative analyses of several neighborhoods with data of interest to potential home buyers, including crime statistics, town and community profiles, census and demographic information, neighborhood lifestyle characteristics and local school reports; (ii) "Relocation Place," which provides a pre- and post-move resource center to help users plan and estimate the cost of their relocation; (iii) public records property data, which allows users to research properties for sale, foreclosures, comparable sales and many other types of information; and (iv) risk hazard assessment data, which allows users to obtain data regarding environmental hazards and crime risk.

Revenue Sources

We classify our five intended sources of revenues as follows:

      o Licensing. We currently license our information to several real estate destination Web sites and Internet portals (see "Major Customers" below), and we plan to license selected data products to additional real estate destination Web sites and Internet portals.

      o eCommerce. We generate revenue through the sale of over 40 types of premium reports delivered via the Internet, including comprehensive town, community, school, comparable sales, property tax and environmental hazard reports. Typically, real estate professionals, investors and consumers visiting our Web site (or third party sites that have licensed some or all of our database offerings), regardless of whether or not they are subscribers, will receive free snapshot, summary or profile data reports. Viewers are then encouraged, with regard to the data sets they are most interested in, to purchase full eReports and/or annual eSubscriptions from our Web site.

      o Advertising Placement. We have defined the data categories in our national databases into discrete subsections based on finely focused geographic areas. As a result, through our content categories, we are able to offer advertisers a highly targeted audience focused on goods and services typically needed in the period six months before and six months after a real estate transaction. This means, for example, that we can customize ad banners to offer local businesses the ability to advertise directly to potential home buyers researching nearby neighborhoods or ZIP codes, and we can offer national advertisers the ability to advertise on the higher traffic portions of our Web site (such as our home page), or to tailor their ads to the demographic profile of the specific neighborhood being viewed. Given the demographics of our Web site viewers (primarily real estate investors, brokers, sales people and potential home buyers) and our ability to advertise (like local businesses) directly to potential home buyers researching specific neighborhoods and customize our ads on a local ZIP code and neighborhood basis, we expect to be able to sell ad space on our Web site for a premium over the general market price per page view for untargeted national advertisements on the Internet. Ad sales will be coordinated by our national sales force, which we are currently in the process of recruiting and developing.

      o eLead Generation. By offering free access to some of our content and reports, we can collect registration leads and generate revenues through the sale of those leads, with the consent of the registered users. In addition, we plan to develop and sell Web-based lead generator content and products to real estate professionals and to providers of ancillary goods and services. In connection with our eLead generation sales efforts and ad placement sales to date, we have identified over 40 types of businesses (by SIC code) that would have an interest in being referred active prospects who are researching localized real estate information on our Web site. Examples of businesses we will be marketing eLeads to range from real estate brokerage firms to moving companies to local shopping malls, dry cleaners and other localized businesses and service providers.

      o Custom Information Services. Finally, we provide customized information and data-to-Web solutions, management and operation services to real estate MLSs. Prior to the end of 1998, almost all of TDC's total revenues were derived from MLSs under long-term (two to five year) custom information services contracts. Through the use of proprietary data standardization, clean up, and matching procedures we developed, we have been able to decrease our costs and increase our profit margins on this source of business revenues.

Some Significant Milestones

Since the completion of our acquisition of TDC in April 1999, we have successfully completed a number of significant steps towards developing the necessary infrastructure for the achievement of our goals, including the following:

May 1999          o     Opened our New York City sales office.

                  o     Hired our first National Sales Executive.

                  o Launched 1.0 version of our Web site at the mid-year convention of the National Association of Realtors.

June 1999         o     Signed a data licensing agreement with Stewart Title's
                        Internet data affiliate.

                  o Hired managers for Sales, Finance and Operations divisions.

August 1999       o     Signed a co-branding agreement with Virtual
                        Relocation.com, Inc.

September 1999    o     Signed a co-branding agreement with iOwn, Inc.

                  o Retained Jefferies & Co. as financial advisor for a planned private offering to institutional investors.

November 1999     o     Signed a co-branding agreement with Network
                        Communications, the largest publisher and provider of printed and online real estate advertising in North
                        America.

                  o Completed a private bridge financing raising approximately $1.5 million through the issuance of 1,561.47 shares of our Series A Cumulative Convertible Preferred Stock and warrants to purchase shares of common stock at a price of $3.75 per share, subject to adjustment.

                  o Completed a deal to place our licensed data on Cendant's CompleteHome.com Web site.

                  o Signed a co-branding agreement with HomeInfoLink.com, a leading comprehensive Internet Service Provider serving real estate agents and business owners.

Our material near term objectives for the further development of our business are as follows (but there can be no assurance that any of these near term objectives will be achieved):

      o     Launch 2.0 version of our Web site;

      o File an application for the listing of our shares of common stock for trading on the National Association of Securities Dealers Automated Quotation system ("NASDAQ");

      o Strengthen our exposure and ties to licensed real estate brokers and sales agents through targeted marketing and sponsoring affinity programs;

      o Continue to hire executives for professional licensing and advertising sales positions;

      o Raise additional capital to support operations, further Web site development and marketing; and

      o Begin to consider and search for opportunities to acquire existing private companies in similar business lines to achieve synergies and broaden our Internet product offerings and Web site audiences.

Industry Overview

The Real Estate Industry

According to the United States Department of Commerce, in 1998 the U.S. real estate industry accounted for approximately 15% of the gross domestic product of the United States, and was therefore one of the largest sectors of the economy. The real estate industry is commonly divided into the residential and commercial sectors. The residential sector includes the purchase, sale, rental, remodeling and new construction of homes and represented approximately $1.2 trillion of commerce in 1998. The commercial sector includes the lease, resale, and new construction of property for businesses and represented approximately $300 billion in 1998.

The Residential Real Estate Market

Buying a home is generally regarded as the largest financial decision and one of the most difficult and complex processes most consumers will ever undertake. An enormous network of support services and products exists to assist consumers in finding or building a property, renting or buying a property, moving, owning a property and selling a property.

Home buyers require an extensive amount of information and several decision tools to help bolster confidence during the home buying process. To make an informed decision, consumers need access to comprehensive information and rely upon a series of professionals, including real estate agents, and ancillary service providers, such as mortgage brokers, title agents, escrow agents, attorneys, inspectors and appraisers. These professionals and ancillary service providers offer products and services, such as mortgages, title insurance, credit reports, appraisals, neighborhood and community profiles, and inspections that generated in excess of $49 billion in transaction fees in 1998. In addition, real estate transactions often lead to lifestyle changes for consumers, including changing neighborhoods, schools, shopping malls, banks, grocers, cleaners and other retail relationships.

Growth of the Internet

International Data Corporation estimates that the number of Internet users worldwide exceeded 95 million in 1998, and will exceed 170 million by the end of 2000 and 319 million by the end of 2002. International Data Corporation also estimates that commerce over the Internet will increase to more than $400 billion by 2002. Growth in Internet usage has been fueled by a number of factors, including:

      o A large and growing base of personal computers in the workplace and home;

      o     Advances in the performance of personal computers and modems;

      o     Improvements in network systems and infrastructure;

      o     More readily available and lower cost access to the Internet;

      o     Increased awareness of the Internet among businesses and consumers;

      o Increased volume of information and services offered on the Internet; and

      o Reduced security risks involved in conducting transactions on the Internet.

Growth in Internet usage is expected to continue as new technologies, such as multimedia capabilities, are developed and adopted, as Internet access and bandwidth increases, and as Internet content improves and becomes more interactive.

The Internet and Real Estate

The emergence and acceptance of the Internet is fundamentally changing the way that consumers and businesses communicate, obtain information, purchase goods and services and transact business. We believe that the real estate information industry is particularly well suited to benefit from the Internet because of its size, fragmented nature and reliance on the exchange of information. The Internet offers a compelling means for consumers, real estate professionals and ancillary service providers to come together to improve the dissemination of information and enhance communication.

Recognizing the commercial potential of the Internet, a number of residential real estate-related Web businesses have been established, including Web sites that aggregate data from real estate MLSs of different regions. These real estate destination sites enable users to quickly access a wide range of real estate listings to search for a home using specific criteria, including location, size, price and neighborhood. As a result, these sites are increasingly becoming an important part of the home buying process for many consumers. Based on a 1999 study by the U.C. Berkeley Fisher Center for Real Estate and Urban Economics, a significant portion of existing homes listed for sale in the United States are listed online and the number of home buyers using the Internet to shop for a home is increasing. A recent survey by the California Association of Realtors showed that nearly 40% of home buyers used the Internet as part of the home buying process.

The MonsterDaata Solution

We provide comprehensive real estate transaction facilitation, due diligence and research content in one convenient location. With our products and services, we allow our clients and users to bypass traditional expensive, fragmented real estate information sources and intermediaries. We allow real estate professionals, consumers and investors immediate centralized access to a broad range of critical real estate information from their own homes or offices. In addition, our services and products assist real estate agents, brokers and other professionals to better market their services, become more productive and compete more effectively for transactions. We believe that we are also well positioned to provide services to ancillary service providers and consumers buying or selling a home.

We have six primary data product and service categories that, according to our research and experience over the past seven years, have shown to be critical tools and services sought by professionals, and now, to a growing extent, by consumers directly. These product and service categories are due diligence, valuation, risk assessment, target marketing, data enhancement and ancillary products and services. The information underlying these data products are licensed, reformatted, integrated, and enhanced for over 70 data sets and for over 61,000 communities nationwide. Such information includes crime, school, life style characteristics, culture, town and community, affordability, demographic, ownership information for more than 90 million residences, over 30 million sales transactions, environmental hazards and new construction and permit data. This information is packaged and provided to real estate professionals and consumers via our Web site and via Internet destination sites, including:

      o     iOwn, Inc. - a leading mortgage and real estate listing portal;

      o HomeInfoLink.com - a leading comprehensive Internet Service Provider serving real estate agents and business owners;

      o Cendant's CompleteHome.com - a new real estate portal that will carry listings from Cendant's franchise systems, which include three (Century 21, Coldwell Banker and ERA) of the nation's five largest national real estate brokerage franchise systems, as measured by number of offices;

      o VirtualRelocation.com - which promotes itself as the "Internet's First Moving & Relocation Mega-Site"

      o REALTOR.com - currently the country's largest real estate listings portal, with approximately 1.3 million listings;

      o Network Communications (ncinfo.net) - the largest publisher and provider of printed and online real estate advertising in North America;

      o Landata.com - a Stewart Information Services site which is affiliated with Stewart Title, a leading national title insurer;

      o Signonsandiego.com - a San Diego Tribune site offering San Diego's most comprehensive online community with seven million monthly page views; and

      o CityNews.com - a City News, Inc. company offering free online classifieds generating over seven million monthly page views.

In addition, consumers require a variety of products and services throughout the home and real estate purchase and sale cycle. The real estate transaction offers service providers and retailers the opportunity to target consumers at a time when they are shifting their buying patterns. Providers and retailers of products or services that can be marketed to people who are buying property and relocating to a new neighborhood need an effective mechanism to reach consumers who are motivated prospects for their offerings. Ideally, these providers of products and services would have a centralized location where they could advertise their offerings to a target group of consumers who are engaged in a real estate buying and relocation process. We believe that our Web site presents such service providers and retailers with an effective medium to reach these consumers through highly-customizable directed advertisements and through our eLead generation business to consumer matching programs.

Our Products and Services

Our six primary data product and service categories currently include:

1. Neighborhood Place. This popular category allows consumers to see comparative data analyses of several neighborhoods simultaneously, including crime statistics, town and community profiles, census and demographics, neighborhood lifestyle characteristics and school reports. Real estate professionals also use this service to prepare customized presentation packages for their clients. The presentation packages can be personalized with the broker's name and contact information, which provides the broker with a useful marketing tool and a potential competitive advantage over brokers not using our Web site offerings under this data category.

2. Public Records Data. This information tool is used to research a property, discover sales prices of comparable properties, identify potential "good buys" through listed foreclosures, or investigate a wide variety of publicly recorded data about a person, property, or legal situation. Records provided, which vary by jurisdiction, include: (i) property tax assessments; (ii) property data; (iii) deed and mortgage recordings (property sales and financings);
      (iv) comparable sales; (v) tax parcel maps (also known as assessor plat maps); (vi) foreclosures and bank real estate offerings; (vii) Your Own Private-Eye(TM), which covers liens, judgments and court documents; and
      (viii) copies of original deeds and mortgage recordings.

3. Risk Hazards Assessment. We provide a complete resource risk library with a compendium of data designed to help the user minimize risk and reduce or eliminate liability in a real estate or financial transaction. Depending upon the jurisdiction, data provided includes: (i) Environmental Hazards;
      (ii) Crime Risk; (iii) Flood Reports; and (iv) Earthquake Epicenter, Disclosure and Pollution Reports.

4. Target Marketing. We plan to offer a national center for customer prospecting, marketing and list fulfillment services on our Web site that is directed primarily at real estate professionals and ancillary service providers. This information can be used to identify marketing prospects within a given geographic area and to provide residential and business addresses and phone numbers of prospects. Data and services will include the following: (i) eLead Generation Program; (ii) Reverse Telephone Directory; (iii) Mailing List and Label Services; and (iv) Mail House and List Fulfillment Services.

5. Data Enhancement. We plan to offer value-added tools to help business users build and enhance, correct, standardize, and clean their own prospects and other databases. These tools are designed, among other things, to transform lists such as for-sale inventory, public record data, and internal mailing lists, into useful marketing databases. Our data enhancement services will include: (i) Geocoding, (ii) Electronic Street Mapping; (iii) List Clean Up, Standardization, and Postal Coding; (iv) National Change of Address Cleansing; (v) Phone Append; (vi) Property and Real Estate Listing Data Clean-up and Standardization; and (vii) Postal Discounts.

6. Other Professional Resources. We will offer a wide variety of ancillary products and services of interest directed to real estate professionals, including Virtual Realtor(R) Store, an online catalogue of the principal goods and services routinely used by Realtors in the course of their business.

In addition, we currently provide the consumer and professional user with a number of useful and entertaining features to attract and keep viewers on our Web sites:

      o Compare Neighborhoods Snapshot. Users can see a comparative snapshot analysis of up to five neighborhoods at once containing: school profiles, crime statistics, town and community profiles, census and demographics, and neighborhood lifestyle characteristics.

      o Evaluate Properties. Users can identify and find a specific property and obtain a detailed description from building and other public records data, then find up to 15 comparable sales, review the last recorded sales price, and obtain property valuation reports for the property.

      o Pre- and Post-Move Resource Center. This feature provides a budgeting calculator function and moving resources, including information about homes and apartments for sale or rent, new homes, classified job listings, and mortgage comparison information.

      o Links. The links feature permits users to link to other sites in order to conduct checks on nannies, pre-school facilities, sex offenders and other items of interest to people considering a new neighborhood.

      o Professional Services. We plan to add a professional services feature to assist buyers and sellers in finding real estate transaction-related services such as Realtors, mortgage companies, home inspectors, title companies, insurance companies and attorneys.

      o Identify Best Prospects. We plan to develop this feature for real estate professionals in order to help them discover the best target marketing tools available, generate qualified prospecting leads on a daily basis, and continually purge and enhance their own prospect databases.

      o Top Ten Lists. We plan to offer new nationwide top ten lists every two days, including information categories such as best schools, places to live, quality of life, most expensive, least expensive, worst and best crime areas, lifestyle characteristics, and fastest growing communities.

Marketing and Sales Strategy

Our primary marketing objective is to grow our user base and brand, and thereby expand our Web site traffic and our Internet related revenue sources.

Historically, our marketing activities have been generally limited to making sales calls on MLS prospects for the customized information services we provide. During the past several quarters, as we have refocused our business on Internet based revenue sources, we have been recruiting and developing a proactive, centralized marketing group responsible for positioning our expanded service offerings and ensuring that each of our Internet services is competitive and appealing to a mass audience. If we have sufficient financial resources available to us, we intend to commit significant additional capital to expanding our distribution through portal and related business-to-business Internet companies, and to initiate an advertising campaign targeted primarily at selected vertical business segments.

We plan to enhance our brand identity through a variety of marketing methods, including: (i) brand development; (ii) publication of our domain name; (iii) enhancement of the look, tone and attitude of our Web site; (iv) establishment of a brand personality that appeals to our target market; (v) development of a dialogue with customers and real estate professionals through special promotions and affinity programs; (vi) frequent emails; (vii) customer care programs;
(viii) development of strategic alliances; (ix) direct mail and (x) participation in trade shows.

Additional planned marketing and sales strategies include:

      o Licensing and Strategic Alliances. Licensing our technology to potential strategic partners including popular portals and real estate related destination Web sites.

      o Advertising and Sponsorship Opportunities. Distinguishing ourselves from our competition through the creation of unique advertising and sponsorship opportunities that are designed to build brand loyalty for our corporate sponsors as well as for ourselves. We plan to offer an assortment of advertising options to our clients, allowing them to select the means by which they present themselves to our Web site users.

      o Increased Sales Force. Subject to our financial resource limitations, we are seeking to continue with an aggressive expansion of our sales force. Our Chief Executive Officer currently takes a direct role in servicing our key national accounts, and we recently hired two national accounts managers who operate out of our New York City sales office, and one from a Virginia sales office. Several additional junior salespeople and lead generation researchers are being hired. Sales groups will be broken into sales specialist teams, focusing on specific industry and consumer sites where we believe that we have the strongest sales opportunities.

      o Public Relations. We plan to launch an enhanced public relations campaign geared at real estate business and technology writers. Press releases will be issued and press conferences will be held in order to generate coverage of our activities. In addition, management will seek opportunities to participate in Internet and real estate industry forums.

      o Viral Marketing. We expect that many of our Web site users may themselves be part of one of the 40 major business groups we have identified with an interest in reaching consumers during the period six months before or after a real estate transaction. We will enable those users to purchase local and regional advertising sponsorships online, without leaving our Web site, on a fully automated basis, and will encourage those users to provide a link to our Web site on any Web sites they may maintain, again on a fully automated basis.

      o Foster MonsterDaata Community Affinity. We plan to develop an affinity program with strategic partners to provide free and/or discounted products and services for our users.

Major Customers

We provide licensed, custom applications or co-branded content to the following customers:

      o iOwn, Inc., a leading Internet mortgage company that helps consumers find both a home and low-cost mortgages online;

      o HomeInfoLink.com, a leading comprehensive Internet Service Provider serving real estate agents and business owners;

      o Cendant's CompleteHome.com - a new real estate portal that will carry listings from Cendant's franchise systems, which include three (Century 21, Coldwell Banker and ERA) of the nation's five largest national real estate brokerage franchise systems, as measured by number of offices;

      o VirtualRelocation.com, which promotes itself as the "Internet's First Moving & Relocation Mega-Site" containing over 150,000 links to relocation services and related informational pages;

      o REALTOR.com, currently the country's leading real estate listing Web site with 1.3 million residential listings;

      o Network Communications, (ncinfo.net), the largest publisher and provider of printed and online real estate advertising in North America;

      o Landata.com, the data integration Web site affiliated with Stewart Title, a leading national title insurer;

      o Signonsandiego.com, a San Diego Union Tribune company, offering San Diego's most comprehensive online community with seven million monthly page views;

      o CityNews.com, a City News, Inc. company offering free online classifieds generating over seven million monthly page views; and

      o six regional real estate MLSs, including the MLS of Long Island, NY serving over 12,000 customers, the Greater New Jersey MLS, serving 5,000 members, and Metro Listing Service in Atlanta, serving over 11,000 users.

Our customer base is diverse enough that we would expect the loss of any one of our major client relationships to not by itself have a material adverse effect on our business.

Our Proprietary Databases

With over 61,000 communities under coverage, we believe that we are the nation's largest and most sophisticated online information system covering real estate property and transaction due diligence information. Our proprietary database of key ownership, sales and demographic information is the product of over seven years of our research and development efforts. In combination with other databases which we have licensed the right to use, we cover over 90% of U.S. households with approximately 30 million real estate transactions and nearly 90 million property ownership records, as well as neighborhood, crime, demographic and school information.

We have developed a robust data collection and confirmation system supported by our trained research staff and our proven computer and communications hardware and software systems. Many of our researchers have prior experience in the residential real estate, fact checking, and data analysis industries. We currently provide selected data coverage for all major property types, including residential, commercial, office, industrial, retail, specialty, multi-family, hotel/motel and land. These property types are further categorized by nearly 150 specific use codes. Our software allows users to search the database efficiently and quickly and to view specific detailed and comprehensive data coverage of property information in all covered markets.

We also have developed expertise in the transcription of data from microfilms of non-standardized deeds, ownership records, assessment files, and other public records. We can collect data carried in multiple source electronic formats and convert it into a single, standardized format, and much of the data conversion work we do follows rules and procedures we have developed for our proprietary use. Further, we have developed our own in-house capabilities to display data sets geographically, as points or areas on a map.

Competition

The market for Internet data services is relatively new, intensely competitive and rapidly changing. In the on-line real estate industry, the principal competitive factors we have identified are:

      o     Quality and depth of the underlying databases;

      o     Proprietary methodologies, databases and technical resources;

      o     The usefulness of the data and reports that can be generated;

      o     Effectiveness of the provider's marketing and sales efforts;

      o     Customer service and support;

      o     Compatibility with key customer's existing information systems;

      o     Reputation for reliability;

      o     Price;

      o     Timeliness; and

      o     Brand loyalty.

We compete directly and indirectly for customers and content providers with the following categories of companies:

      o Online services or Web sites targeted to real estate brokers, buyers and sellers of real estate properties, insurance companies, mortgage brokers and lenders, such as eNeighborhoods.com, Homefair.com, SmartHomeBuy.com, NearMyHome.com, TheSchoolReport.com, Public Priority Systems (School Match), 2001Beyond.com, CAP Index (Crime Check), Claritas, Inc., National Decision Systems, AMSHomefinder.com, Comps.com, Homestore.com, HomeSeekers.com, LoopNet.com, Commrex.com, Commercial Search, American Real Estate Exchange, Association of Industrial Realtors, Property Line, Property First, First Realty Advisors, and numerous specialized sites with limited coverage and local sites.

      o Publishers and distributors of traditional information services, such as national provider Realty Information Group, regional providers such as Realty Information Tracking Services, Databank, Dressco, Inc., Revac, Baca Landata and several smaller local providers, many of which have or may establish Web sites.

      o Public record providers such as Experian, Acxiom DataQuick, Factual Data Corp., Vista Information Solutions and TransAmerica.

We believe that our national comprehensive coverage, the broad range of our integrated real estate data products, and the structure of our database-to-Web content delivery system provide us with a competitive advantage in the marketplace. However, many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the Internet market, greater name recognition, larger customer bases, greater user traffic and significantly greater financial, technical and marketing resources. In order to gain market acceptance, we may elect to provide products at reduced prices or at no cost. The competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, distribution partners and content providers and may be able to respond more quickly to new or emerging technologies and changes in Internet user requirements.

We have identified the following potential competitive advantages of our product offerings and Web site from which both real estate professionals and consumers can possibly benefit:

      o more precision in searching data for specific neighborhoods (rather than simply for ZIP codes or metropolitan areas);

      o full national or more expansive coverage of many of our available datasets;

      o timely data for the current year, as well as projections for many datasets indicating future trends;

      o     visual presentations and neighborhood mapping; and

      o     property valuation data.

Our Content Providers and Suppliers

Our principal supply of information comes from a variety of content partners, public record databases and deed and mortgage recordings. As we have expanded our business over the Internet, our content supply sources have diversified to include national demographic, culture, community, crime and school data. Other important suppliers include:

      o Applied Geographic Systems, Inc., one of the leading providers of demographic, crime and neighborhood profile data;

      o Mailers Software, Inc., one of the leading providers of PC-based mailing list clean-up, appending, postal savings and management tools;

      o International Data Management, a leading real property data conversion company with facilities in the Philippines; and

      o 2001 Beyond, Inc., a leading provider of public, private, parochial, charter and magnet school data.

Protection of Our Intellectual Property

We rely on a combination of copyrights, trademarks, trade secret laws and contractual arrangements to protect our intellectual property rights. We do not own or license any patents.

With respect to our databases, copyright protection is available for the selection and arrangement of the data included therein and we have obtained copyright registrations from the United States Copyright Office for some of our databases. Copyright protection does not, however, extend to the facts included in any of the databases.

The proprietary applications we use in connection with the compilation of our databases are also protected by copyrights we own. Copyrights in our software protect the source code and "look and feel" of the program from plagiarism. Nevertheless, other programs which could perform the same functions can exist without violating our copyrights.

We obtain much of the information for our databases through license agreements with third parties such as private commercial data providers and governmental or quasi-governmental agencies. These license agreements typically permit us to resell or re-license the information as part of a larger database. Some of these agreements impose restrictions upon resale, which, in turn, are imposed upon our customers through contracts and the terms of our Web site User Agreement.

We believe that our proprietary know-how, and the technical and creative skills of our personnel and principals, are critical factors in establishing and maintaining our business. Therefore, we enter into confidentiality agreements with our key employees and consultants, and seek to control access to and distribution of our proprietary information. There can be no assurance that these precautions will prevent misappropriation, infringement or other violations of our intellectual property. It is also possible that third parties who are not bound to any agreements with us will copy or otherwise use the content on our Web sites without authorization.

We use and have registered with Network Solutions, Inc., the following names as Web site addresses:

      o     MonsterDaata.com

      o     Big-Decisions-Made-Easy.com

      o     One-Stop-Daata-Shop.com

      o     Make-My-Daata.com

      o     Neighborhood-Place.com

      o     Relocation-Place.com

      o     Personal-Private-Eye.com

At present, all our Web site addresses automatically direct the user to our main Web site at MonsterDaata.com. In the future, we may decide to use our other Web site addresses for specialized Web sites, powered by our servers.

Applications have been filed in the U.S. Patent and Trademark Office to register our rights in certain trademarks, namely, DAATA SUPERSTORE, MAKE MY DAATA, NEIGHBORHOOD PLACE, PERSONAL PRIVATE EYE, and RELOCATION PLACE. We are preparing to file for registration of the trademark MONSTERDAATA.COM in a distinctive logo form. No assurance can be given regarding the registration of the trademarks that are the subject of the applications we have filed (or are intending to file), and even if we are successful in obtaining trademark registrations from all these filings there can be no assurance that our rights to these trademarks will be free from challenges in the future.

Governmental Regulations Affecting our Business

Our operations are not currently subject to direct regulation by any governmental agency in the United States beyond the typical regulations applicable to businesses generally. A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including:

      o     on-line content;

      o     user privacy;

      o     taxation;

      o     access charges; and

      o     jurisdiction.

The adoption of new laws or the unfavorable application of existing laws may decrease the use of the Internet, which would stifle our growth and decrease anticipated demand for our services. New laws or changes in the application of existing laws could also increase our cost of doing business or otherwise have an adverse effect on our business and growth strategy. Such laws may address one or more of the following:

      o On-line Content and User Privacy. The growth in on-line commerce could result in more stringent consumer protection laws and regulations covering such topics as permissible on-line content and user privacy, including the collection, use, retention and transmission of personal information provided by on-line users. Such consumer protection laws could result in substantial compliance costs and could interfere with the conduct and growth of our business.

      o Taxation. The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made that could impose taxes on the sale of goods and services and certain other Internet activities. Previously, the Internet Tax Information Act was signed into law placing a three-year moratorium on new state and local taxes on Internet commerce. This moratorium is expected to end on October 21, 2001. Nonetheless, we cannot assure you that future laws imposing taxes or other regulations would not substantially impair the growth of our business and our financial condition.

      o Access Charges. The Federal Communications Commission recently characterized dial-up Internet traffic bound for Internet service providers as jurisdictionally mixed but largely interstate in nature. However, the Federal Communications Commission has made it clear that its position does not affect its long-standing rule that Internet and other information services are exempt from interstate access charges, and it does not change the manner in which consumers obtain and pay for access to the Internet, nor does it transform the nature of traffic routed through Internet service providers. Certain local telephone carriers claim that the increasing popularity of the Internet has burdened the existing telecommunications infrastructure and that many areas with high Internet use are experiencing interruptions in telephone service. These carriers have petitioned the Federal Communications Commission to impose access fees on Internet service providers, but not consumers. If these access fees are imposed on the Internet service providers, the cost of communicating on the Internet could increase, which could decrease demand for our developing Internet services.

      o Jurisdiction. Our on-line services are available over the Internet throughout the country, and as a result, we expect to sell to numerous consumers resident in multiple states and even potentially outside the United States. Such jurisdictions may claim in the future that we are required to qualify to do business as a foreign corporation in their states or obtain other qualifications in each such states or countries. Our failure in the future to qualify as a foreign corporation in a jurisdiction where we may be required to do so could subject us to taxes and penalties for the failure to so qualify, and could limit our ability to conduct litigation to enforce our rights and protect our intellectual property in such states. Our Internet operations could also provide a jurisdictional basis for lawsuits against us in distant or inconvenient forums, and it could be difficult or costly for us to defend ourselves in any such lawsuits.

Our collection of data from primary sources is often subject to Federal Freedom of Information Act laws and regulations and local, county and state interpretations of that Act. A change in these laws, regulations or interpretations, or additional laws and regulations, could have an adverse effect on our business by limiting our ability to collect certain of our data sets.

Certain Risk Factors Affecting Our Business

An investment in our stock involves a high degree of risk. The achievement of our business objectives is subject to a number of market and other factors beyond our control, and our future prospects are speculative.

If we make any forward-looking statements or assumptions concerning our future business activities, revenues, profits or financial condition, or if we make any forward-looking statements concerning our industry, the economy, technological changes or our competitors, you should recognize that our predictions and assumptions are subject to a great deal of uncertainty. Actual results could differ materially from our predictions and assumptions, particularly given the highly speculative nature of our business and that of other Internet-related businesses in our industry. If our predictions prove to be too optimistic, the value of our business could be adversely impacted and our shareholders will probably lose money.

Our shareholders could find that there is nobody willing to purchase their shares when they want to sell, and it is possible that our shareholders could lose their entire investment in our stock.

Our stock should only be purchased by speculators who understand the high level of risk that a purchase of our stock entails and who are willing and able if necessary to hold our stock for an extended period of time, or indefinitely, and to risk the loss of their entire investment in our stock. If you are a suitable investor for MonsterDaata.com, you should fully understand the following material risk factors:

If the Internet proves not to be a viable commercial marketplace, it could have a material adverse effect on our business.

We expect a substantial portion of our future revenue to come from the continued development of our products and services to be distributed over Internet. We began offering our services via the Internet in September 1998. During the nine months ended September 30, 1999, 88% of our revenues were derived from our traditional non-Internet services and products, and only 12% were from products and services distributed via the Internet. During the three month period ended September 30, 1999, our Internet revenues increased to 25% of total revenues. We intend to further increase our reliance on the Internet for delivery of our services and products. As a result, future cash flows and future results of operations will continue to rely increasingly upon the use of information services and transaction support products on the Internet.

However, the business use of the Internet is still in its infancy, and it is possible that the Internet may not prove to be a viable commercial marketplace. Known issues in this regard include inadequate development of Internet infrastructure to date, competing technology, delays in the development of new standards and protocols required to handle increased Internet activity, and the possibility of significant government regulation (locally, nationally and internationally). Moreover, concerns over the security of Internet transactions and the privacy of users may inhibit the growth of the Internet, particularly as a means of conducting commercial transactions. To the extent that our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. We cannot assure you that contractual provisions attempting to limit our liability in such areas will be adequately implemented or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

We have not fully resolved some other critical issues concerning our use of the Internet, including reliability, cost, ease of deployment, administration and quality of service. This may affect our ability to maintain our business, expand product marketing, improve communications and increase business efficiencies.

If we do not successfully develop new and enhanced Internet services and products, our revenues could be adversely impacted.

Business on the Internet is characterized by:

      o     rapid technological change;

      o     frequent changes in user requirements and preferences;

      o frequent new product and service introductions embodying new processes and technologies; and

      o evolving industry standards and practices that could render our information delivery practices obsolete.

Our success will depend partly on our ability to improve our existing services, develop new product offerings and respond to technological advances, emerging industry standards and competitive offerings. We cannot assure you that we will be successful in these endeavors.

Evolving Internet technology and standards increase the risk that system interruptions will occur. Our Internet operations are also vulnerable to interruption by fire, power loss, telecommunications failure and other events beyond our control. System interruptions that result in the unavailability of our Web site, or slower response times for users, could reduce the number of advertisements delivered, revenues earned from advertisers, as well as the eReport and eLead fees we collect from consumers and businesses using our database information products over the Internet. We have experienced periodic system interruptions in the past and such interruptions could continue to occur from time to time in the future.

Additionally, any substantial increase in traffic on our Web site could require us to expand and adapt our network infrastructure. However, we cannot assure you that we will be able to expand our network infrastructure on a timely basis to meet any increased demands.

Intense competition may render our services and products uncompetitive or obsolete, and we expect the competition to intensify even further.

The market for Internet data services is relatively new, intensely competitive and rapidly evolving. Our Internet operations compete against a variety of firms that provide information products through one or more media, including print, broadcast, television and the Internet. Within our currently targeted niche of real estate information products and the Internet, we compete with Homefair.com, SmartHomeBuy.com, eNeighborhoods.com, NearMyHome.com, TheSchoolReport.com, Public Priority Systems (School Match), 2001Beyond.com, CAP Index (Crime Check), Claritas, Inc., National Decision Systems, AMSHomefinder.com, Comps.com, Homestore.com, HomeSeekers.com, LoopNet.com, Commrex.com, Commercial Search, American Real Estate Exchange, Association of Industrial Realtors, Property Line, Property First, First Realty Advisors, and numerous specialized sites with limited coverage and local sites. We also compete with Realty Information Group, Realty Information Tracking Service, Databank, Dressco, Revac, Baca Landata, Experian, Acxion, DataQuick, Factual Data Corp., Vista Information Solutions and TransAmerica. Many of these competitors offer one or more Internet sites with information products similar to items we provide over the Internet; and many of these competitors may have significantly greater financial resources than we do. These financial resources could be deployed to more aggressively compete on the Internet or through more traditional media, to our disadvantage, at any time.

We expect competition to persist and intensify. There are relatively low barriers to entry into our business, and competitors using other media to deliver information products could adapt their businesses to include the Internet as a medium for delivering their products. Competitors could develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, and any competitor or group of competitors could have a material adverse effect on our business.

The accuracy, availability and integrity of our data is critical to our business.

Substantially all of the information in our databases is obtained from third parties, including public records offices and other governmental sources. We cannot ensure that the information in our databases will be comprehensive, accurate or timely, particularly as we seek to expand our business. Our ability to attract and retain customers and to generate revenues is highly dependent on customer confidence in the comprehensiveness, accuracy and timeliness of our database. Establishing and maintaining such comprehensiveness, accuracy and timeliness will require substantial effort and resources. Although we disclaim financial responsibility for inaccuracies in the data on our Web site, such disclaimers may not be effective to shield us from all possible liability. Further, our business is based on establishing our reputation as a trustworthy and dependable provider of information, and allegations of unreliable or outdated data, even if unfounded, could have a material adverse effect on our business.

We also license and use data from third-party providers, but we cannot assure you that our license agreements will continue to allow us to do so, nor can we assure you that, in cases where these providers can no longer serve us, alternative sources of comparable data will be available.

We have experienced significant net losses in the past, and will need to raise additional funds in the future.

We have incurred significant net losses since transitioning to our Internet focused business plan in 1998. As of September 30, 1999, we had an accumulated deficit of $4.7 million. We have incurred substantial costs to expand distribution, develop new services and products, and create, introduce and enhance our Web site. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to incur significant expenses. As a result, we will need future financings to fund our operations and the failure to raise additional funds may prevent us from implementing our business strategy. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted in response to slower revenue growth, it could have a material adverse effect on our business.

We anticipate a need to raise additional funds in order to conduct our operations and take advantage of acquisition and expansion opportunities. Our liquidity and capital requirements will depend on numerous factors, including the success of our new product offerings, the growth of our Internet-related revenues, and competing technological and market developments. We will be required to raise additional funds through public or private financing, strategic relationships or other arrangements, particularly if and when our acquisition strategy matures. We cannot assure you that such additional funding, if needed, will be available on terms acceptable to us, or at all.

Any additional equity financing may be on terms that dilute the value of our company for our existing shareholders. In addition, new shares that are issued may have rights, preferences or privileges senior to those of existing shareholders. Debt financing, if available, may involve restrictive covenants which limit our operating flexibility. Strategic arrangements, if necessary, may require us to relinquish our rights to some of our intellectual property or some business opportunities.

Many of our licensing and other agreements are short-term and expose us to termination and non-renewal risks. We are dependent on our relationships with many of these contracting parties.

We are currently a party to a limited number of revenue producing licensing agreements or comparable agreements with third parties. One of these agreements terminates in December 1999, three expire on or before August 2000, three expire on or before March 2001, two expire on or before March 2002, and two expire on or before June 2003. About half of these agreements are currently with MLSs, rather than Web site operators or other Internet related businesses, and the agreements with MLSs currently account for a significant majority of our revenues. In general, the expiring contracts will automatically renew for successive terms if we do not give or receive a notice of non-renewal within a specified period ranging from 30 days to six months before the scheduled termination date. While we believe that such relatively short-term agreements are typical in our industry, our ability to maintain and grow our business depends significantly upon our ability to enter into and maintain licensing and comparable relationships. There is no guarantee that we will be able to renew or extend these agreements upon their expiration at all or on terms as favorable to us as we currently enjoy. In fact, we expect our recurring revenues from existing agreements with MLSs to decline as these agreements expire and we make our data available to more users, including MLSs and their clients, at substantially lower costs over the Internet.

We are party to a licensing agreement with Homestore.com, under which our data is currently made available on the REALTOR.com Web site, a Web site operated by Homestore.com. The agreement is scheduled to terminate in July 2000, and will automatically renew for a two-year period unless written notice of termination is received in January 2000. Homestore.com recently announced an agreement to acquire Homebuyer's Fair, Inc., owners of Homefair.com, which is one of our direct competitors. There can be no assurance that we will be able to renew or extend this agreement, and the loss of the relationship we have with Homestore.com may have a material adverse effect on the transition of our business to the Internet. On a licensed basis that identifies MonsterDaata.com as the source of the data, we provide data to the REALTOR.com Web site that currently powers their popular "Find a Neighborhood" feature. According to Homestore.com, approximately one-fourth of all visitors to the REALTOR.com Web site click through to our licensed data in the "Find a Neighborhood" section. The exposure to Internet users that we gain through our relationships with key Web site operators like Homestore.com is important and material to our Internet transition strategy.

We need to develop further strategic alliances with others.

Our business strategy is dependent on strategic alliances with other Internet companies. We are currently evaluating several potential co-branding ventures and other strategic opportunities; however, we do not have any present commitments or agreements with respect to any material strategic alliances or related efforts. Any future strategic alliances or related efforts will be accompanied by risks such as:

      o the difficulty of identifying appropriate joint venture parties or opportunities;

      o the time our senior management must spend negotiating agreements and monitoring joint venture activities;

      o the possibility that some or all of our Internet joint venture activities never become profitable;

      o the possibility that our management may fail to capitalize on the growth opportunities presented by some or all of our joint ventures; and

      o the possible future insolvency of Internet companies we select as our Internet joint venturers.

No assurance can be given that we will be successful in overcoming these risks or any other problems encountered with such strategic alliances or related efforts. In addition, there can be no assurance that significant spending on these relationships will increase our revenues substantially or at all, or that online companies with which we may have a strategic alliance will be able to deliver a sufficient number of customer visits or page views to make the relationships profitable.

We need to retain and recruit key managers, employees and outsource vendors, and to manage our growth effectively.

Our success depends heavily on the continued service of our executive officers and our managers. Should one or more of these individuals leave before acceptable replacements are found, that could have a material adverse effect on our business. We do not presently have employment agreements or maintain key-man life insurance on any of our executives or employees.

We believe that further expansion of our operations will be required in order for us to address potential market opportunities and produce meaningful profits. Such expansion may place a significant strain on our management, operations and financial resources. An increase in the number of our employees, our market penetration and our product and service development activities would result in increased responsibility for our management. Our management will be required to successfully maintain relationships with various data and advertising customers, other Internet sites and services, Internet service providers and other third parties and to maintain control over our strategic direction in a rapidly changing environment. There can be no assurance that our current personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to identify, hire, train, motivate or manage required personnel or that management will be able to successfully identify and exploit existing and potential market opportunities. Our failure to effectively manage growth and address these growth related issues could have a material adverse effect on our business.

We also depend on outsource vendors, including the services of a data entry and data conversion facility in the Philippines, a CD-ROM software company, and Internet site development and hosting companies. Should the services of those facilities become unavailable or unreasonably priced, we may experience an interruption in some of our business activities until we identify other suitable outsource vendors.

Our intellectual property rights may be difficult to protect and we may find that we infringe on the intellectual property rights of others.

It is uncertain how intellectual property laws will apply to the Internet, and we cannot assure you that existing laws will provide adequate protection for our proprietary database offerings or our Internet domain names. Our success and ability to compete partly depends on the protection of our proprietary database offerings on the Internet and on the goodwill associated with our trademarks, trade names, and Internet domain names.

We rely on copyright laws to protect the original content that we develop for the Internet, and we rely on contract restrictions and copyright laws to protect the proprietary technologies that we have developed to manage and improve our Web site and database offerings. We cannot assure you, however, that these laws will sufficiently protect us, that others will not develop technologies similar or superior ours, or that others will not obtain or use our technologies without our authorization. With respect to our databases, copyright protection is available for the selection and arrangement of the data included therein and we have obtained copyright registrations from the United States Copyright Office for some of our databases. Copyright protection does not, however, extend to the facts included in any of the databases.

In addition, we rely on certain technology licensed from others, and we may be required to license additional technology, for use in managing our Web site and providing related services to users and advertising customers. Our ability to generate revenues from Internet commerce may also depend on data encryption and authentication technologies that we may be required to license from others. We cannot assure you that these third party technology licenses will be available to us on acceptable commercial terms, or at all. The inability to enter into and maintain any of these technology licenses could have a material adverse effect on our business.

We also cannot assure you that others will not bring claims of copyright or trademark infringement against us or claim that our use of certain technologies or data violates the intellectual property rights of others. Any claims of infringement could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies or data. Any of these could have a material adverse effect on our business. If we cease to use certain intellectual property as a result of third party claims, we may not be able to develop or acquire alternative technologies or obtain such licenses on commercially acceptable terms.

We have not yet obtained registrations for any of our trademarks, including our name MonsterDaata.com. In view of the number of other users of the word "monster" in their names or trademarks, including companies doing business on the Internet, there can be no assurance that our attempt to register the mark "MonsterDaata.com" will be successful or that our use of this mark will not be challenged by another user. Although we believe that we have a reasonable position in favor of our right to use and register the mark, defending such rights may be costly and an adverse determination or settlement could require that we change our name.

We have a limited number of principal customers.

Although we have a relatively diversified base of customers and we are shifting our business focus from individual MLS customers to the much broader, low-cost distribution capabilities of the Internet, our business could be materially and adversely affected if we lost a number of our large MLS customers before we more fully complete the transition of our business to the Internet. Our top MLS customers accounted for more than 80% of our total revenues in 1998.

If we are unable to identify suitable acquisition targets or if we do not successfully integrate acquired businesses with our business, it could have a material adverse effect on our business.

We intend to explore the possible acquisition of businesses complementary to ours in order to expand our services, diversify our business and participate in the consolidation trend among Internet information products providers. We cannot assure you that we will be able to make any acquisitions in the future on favorable terms or that such acquisitions will ultimately prove advantageous to us. We may encounter substantial costs, delays or other problems as we integrate any acquisitions. Such costs could include severance payments to employees of acquired companies, systems integration costs, restructuring charges and other expenses associated with a change of control, as well as non-recurring acquisition costs including accounting, legal and investment banking fees and transaction-related obligations.

Increased competition for the finite number of suitable acquisition candidates may develop in our targeted industries, in which case there may be fewer acquisition opportunities available to us and higher acquisition costs for the opportunities that are available. Moreover, it is possible that neither our management nor management of any of the acquired companies will have the necessary skills to manage a company with substantial internal growth opportunities and plans for further growth through acquisitions or strategic alliances. We may seek to recruit additional managers to supplement the management of the acquired companies, but we may not have the ability to recruit additional managers with the skills necessary to enhance the management of the acquired companies.

Adoption of new laws and government regulations relating to the Internet or Internet domain names could harm our business.

Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services. These laws would cover issues such as user privacy, freedom of expression, content, copyrights, distribution, quality and pricing of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional communication services with Internet communications. Furthermore, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have an adverse effect on our business.

Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. In addition, as we begin to sell to numerous consumers residing in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business.

In addition, we currently hold various Web domain names, including www.MonsterDaata.com relating to our brand and sites. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the current exclusive registrar for the ".com," ".net" and ".org" generic top-level domains and our arrangements for our important domain names with Network Solutions are believed to be satisfactory and secure. However, the regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that we will be able to acquire or maintain relevant domain names in all countries in which we may wish to conduct our business.

Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, or infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Any such inability could have a material adverse effect on our business.

Shares eligible for future sale could reduce the market price of our stock.

As of December 1, 1999, 7,660,948 shares of our common stock were issued and outstanding. Of these shares, 6,385,685 are "restricted securities" which under certain circumstances may be sold in compliance with Rule 144 or other exemptions under the Securities Act. Assuming that Rule 144 is available, we believe that, subject to certain volume limitations and "manner of sale" requirements, 6,000,000 of these "restricted securities" would become eligible for resale in April 2000.

We also have 991,400 shares of common stock subject to options outstanding as of October 31, 1999 under our option plan (exercisable at prices ranging from $1.00 to $3.02 per share). Of these options, 725,000 have been granted to directors and executive officers, and 266,400 have been granted to other employees and consultants. The common stock that is delivered when options are exercised by directors and executive officers will be "restricted securities"; however, when options are exercised by other employees or consultants, the common stock we deliver upon exercise will be freely tradable. Most of the options we have granted under our option plan are subject to vesting over a three year period, and prior to vesting the options are not exercisable. Of the 150,000 outstanding options that are currently exercisable, 145,000 are held by directors or executive officers and 5,000 are held by other employees or consultants.

On March 31, 1999, in consideration for the modification of the exercise price of a previously issued warrant, we issued to Ocean Strategic Holdings Limited a warrant to purchase 500,000 shares of our common stock at an exercise price of $3.00 per share. The warrant expires on March 31, 2004, and is not exercisable until March 31, 2000. Shares of our common stock issuable upon the exercise of this warrant will be "restricted securities."

No prediction can be made regarding the effect that the availability of these "restricted securities" will have on the market prices of our shares from time to time. The possibility that substantial amounts of our shares may be sold in the public market may adversely effect the prevailing market prices for shares and could impair our ability to raise capital in the future by selling new shares.

In November, 1999, we issued 1,561.47 shares of preferred stock and related warrants to purchase shares of our common stock at a warrant exercise price of $3.75 per share, subject to adjustment. As of December 1, 1999, warrants to purchase up to 193,894 shares of our common stock that were issued in connection with the sale of our preferred stock were outstanding. Each share of our outstanding preferred stock is generally convertible into 300 shares of common stock; however, in certain circumstances the conversion increases to 450 shares of common stock. In accordance with our obligations to the purchasers of these shares, we undertook to file a registration statement with the SEC to make the common shares issuable upon conversion of the preferred stock and upon exercise of the warrants eligible for public resale.

An investment in our common stock may be very illiquid, and we have never paid cash dividends.

Although our shares trade on the Over-The-Counter Bulletin Board (the "OTC Bulletin Board") of the National Association of Securities Dealers ("NASD"), there is currently no broadly followed "established trading market" for our shares, and we cannot assure you that any such market will ever develop or be maintained. The absence of an active trading market would reduce the liquidity of an investment in our shares.

To the extent that brokerage firms act as market makers for our shares on the OTC Bulletin Board, they may be a dominating influence in any market that might develop, and the degree of participation by such firms may significantly affect the price and liquidity of our shares. These firms may discontinue their market making activities at any time. The prices at which our shares are traded in the market will be determined by these firms and by the purchasers and sellers of our shares, but such prices may not necessarily relate to our assets, book value, results of operations or other established and quantifiable criteria of value.

Any market price for our shares is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect on prices.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends for the foreseeable future.

We intend to file an application for the listing of our common stock on the NASDAQ Small Cap or the NASDAQ National Market. While we believe that we will meet the NASDAQ Small Cap eligibility requirements by the time the review of our application is completed, we do not currently meet the applicable listing requirements and there can be no assurance that we will be successful in our efforts to obtain this listing.

The application of the "penny stock" rules could adversely affect the market for our stock.

The Securities and Exchange Act of 1934 requires additional disclosure relating to the market for "penny stocks." A penny stock is generally defined to be any equity security not listed on NASDAQ or a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions. Among these exceptions are shares issued by companies that have:

      o net tangible assets of at least $2 million, if the issuer has been in continuous operation for three years;

      o net tangible assets of at least $5 million, if the issuer has been in continuous operation for less than three years; or

      o average annual revenue of at least $6 million for each of the last three years.

We do not currently meet the requirements of these exceptions and, therefore, our shares would be deemed penny stocks for purposes of the Exchange Act if and at any time while our common stock trades below $5.00 per share. In such case, trading in our shares would be regulated pursuant to Rules 15-g-1 through 15-g-6 and 15-g-9 of the Exchange Act. Under these rules, brokers or dealers recommending our shares to prospective buyers would be required, unless an exemption is available, to:

      o deliver a lengthy disclosure statement in a form designated by the SEC relating to the penny stock market to any potential buyers, and obtain a written acknowledgement from each buyer that such disclosure statement has been received by the buyer prior to any transaction involving our shares;

      o provide detailed written disclosure to buyers of current price quotations for our shares, and of any sales commissions or other compensation payable to any broker or dealer, or any other related person, involved in the transaction;

      o send monthly statements to buyers disclosing updated price information for any penny stocks held in their accounts, and these monthly statements must include specified information on the limited market for penny stocks.

In addition, if we are subject to the penny stock rules, all brokers or dealers involved in a transaction in which our shares are sold to any buyer, other than an established customer or "accredited investor," must make a special written determination that our shares would be a suitable investment for the buyer, and the brokers or dealers must receive the buyer's written agreement to purchase our shares, as well as the buyer's written acknowledgement that the suitability determination made by the broker or dealer accurately reflects the buyer's financial situation, investment experience and investment objectives, prior to completing any transaction in our shares.

These Exchange Act rules may limit the ability or willingness of brokers and other market participants to make a market in our shares and may limit the ability of our shareholders to sell in the secondary market, through brokers, dealers or otherwise. We also understand that many brokerage firms will discourage their customers from trading in shares falling within the "penny stock" definition due to the added regulatory and disclosure burdens imposed by these Exchange Act rules.

The SEC from time to time may propose and implement even more stringent regulatory or disclosure requirements on shares not listed on NASDAQ or on a national securities exchange. The adoption of the proposed changes that may be made in the future could have an adverse effect on the trading market for our shares.

As set forth above, we intend to file an application for the listing of our common stock on the NASDAQ Small Cap or the NASDAQ National Market; however, there can be no assurance that we will be successful in obtaining such listing.

You may not be able to recover damages from our directors and officers for actions taken by them not in your best interest.

Our certificate of incorporation includes provisions which eliminate the personal liability of directors of our company to the extent permitted by applicable law. As a result, stockholders may be unable to recover damages against our directors for actions taken by them which constitute negligence or a violation of certain of their fiduciary duties.

We are controlled by our principal stockholders, and there are other reasons that we may be unattractive to potential acquirors.

As of December 1, 1999, Mitchell Deutsch, together with his children, owned about 42.2% of our outstanding common stock, and James Garfinkel, together with his child, owned about 17.4% of our outstanding common stock. As a result, Mitchell Deutsch, James Garfinkel and their families together are able to elect a majority of our board of directors and otherwise continue to influence our policies and any other matter requiring shareholder approval (including mergers, consolidations and the sale of all or substantially all of our assets). They can also, together or with others, prevent or cause a change in control in our company.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of "blank check" preferred stock with designation, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights which could hamper the voting power of our common stockholders. The issuance of a new series of preferred stock could be used in certain circumstances as a method of discouraging, delaying or preventing a change in control in our company. Although we do not presently intend to issue any additional shares of preferred stock, we cannot assure you that we will not do so in the future.

We are subject to Section 203 of the General Corporation Law of the State of Delaware. Subject to certain exceptions, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder unless the proposed business combination was approved by our board of directors before the stockholder became an interested stockholder. In general, Section 203 defines an interested stockholder as any shareholder directly or indirectly owning 15% or more of the outstanding voting stock of a Delaware corporation. Section 203 could have the effect of discouraging others from making tender offers for our shares, and also may have the effect of preventing changes in our management.

The Year 2000 problem could cause our software products and those of our suppliers to malfunction.

Many computer chips and computer software programs use two digits rather than four to define the applicable year and, as a result, are incapable of properly recognizing or processing information with dates beyond December 31, 1999. Upon arrival of the year 2000, any computer programs that have date sensitive software may:

      o interpret the year 2000 as "00" and refuse to accept any date entry for years past 1999;

      o     interpret "00" as connoting the year 1900; and/or

      o     erroneously assume that the year 2000 is not a leap year.

We have made an assessment of the year 2000 readiness of our information technology systems, including the hardware and software that operate our Web site, and our non-information technology systems. We are not currently aware of any year 2000 compliance problems relating to our proprietary software, information technology, or non-information technology systems that would have a material adverse effect on our business. We cannot ensure that we will not discover year 2000 compliance problems in our proprietary software that will require substantial revisions. We have requested of all our key suppliers information on their state of year 2000 readiness. We have received assurances from substantially all our material suppliers that they are year 2000 compliant. Notwithstanding the responses received from our suppliers, though, we cannot ensure that third-party software, hardware or services incorporated into our material information technology and non-information technology systems will not need to be revised or replaced, all of which could be time consuming and expensive. If efforts to address year 2000 risks are not successful, or if suppliers or other third parties with whom we conduct business do not successfully address such risks, it could have a material adverse effect on our business.

                         ITEM 2. DESCRIPTION OF PROPERTY

We lease office space at 115 Stevens Avenue Valhalla, NY 10595, under a five year noncancelable lease expiring December 31, 2000. We pay property taxes, insurance, and other related expenses to the leased properties. Our rent expense was $87,575 and $68,054 for the years ended December 31, 1998 and 1997, respectively. Additionally, we signed a lease for our New York City sales office this year. The New York City lease expires June 30, 2004, and provides for an annual aggregate rent of $37,178.

                            ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that, if determined adversely to us, we believe would have a material adverse effect on our business.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to July 29, 1999, our common stock had been quoted under the symbol "DVNL" on the OTC Bulletin Board, and the last reported activity in our common stock prior to that date had occurred on February 16, 1995. No market existed for our securities and, to the best of our knowledge, there was no other trading of our shares during the two years prior to 1995, except as reported on our Form 8-K filed with the SEC on September 25, 1996.

On July 29, 1999, and subsequent to our acquisition of TDC (which had taken place on April 2, 1999), our common stock began to trade on the OTC Bulletin Board under the symbol "MDDC." The range of high and low trading prices for our common stock since July 29, 1999 is shown below. Prices are inter-dealer quotations as reported by the NASD and do not reflect retail markups, mark downs or commissions.

                  Month ended:                  High        Low
                  -----------                   ----        ---
                  November 30, 1999             5.625       3.25
                  October 31, 1999              4.5625      2.875
                  September 30, 1999            5.50        3.00
                  August 31, 1999               8.00        4.00
                  July 30, 1999                 8.00        6.25
                  Prior to July 29, 1999        N/A         N/A

The last reported sale price of our common stock on the OTC Bulletin Board on November 30, 1999 was $5.00 per share. At December 1, 1999, there were 7,660,948 shares of common stock outstanding, which were held by approximately 490 stockholders of record. We have not paid any cash dividends on our common stock since our formation. The payment of dividends, if any, in the future, is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Our board of directors does not presently intend to declare any dividends on our common stock in the foreseeable future. We anticipate that all of our earnings and other resources, if any, will be retained by us for investment in our business. We are not subject to any material contractual restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

      NAME                  AGE      POSITION
      ----                  ---      --------

      Mitchell Deutsch      42       Chief Executive Officer and President,
                                     Chairman of the Board

      John Evans            38       Chief Financial Officer and Executive
                                     Vice-President - Corporate Development

      James Garfinkel       42       Secretary, Treasurer, Vice President,
                                     Director

      Thomas Ingegneri      54       Director

MITCHELL DEUTSCH has been a member of our board of directors and our Chief Executive Officer and President since April 2, 1999. He assumed these positions in connection with our acquisition of TDC. Mr. Deutsch is also the Chairman of the Board of Directors and the President and Chief Executive Officer of TDC, positions which he held since 1992. Mr. Deutsch has developed and marketed information products and services to the real estate industry since 1987, when he was a partner in Real Estate Resources Corp. and responsible for new business development, sales and marketing. In this position Mr. Deutsch sold database products and services to the commercial and residential real estate markets. Mr. Deutsch's background in technology and information began in 1980 at Sony Corp. where as Advertising Director for the Consumer Audio Division, he introduced the Sony Walkman and over 100 other consumer audio products to the U.S. market. Between 1983 and 1987, Mr. Deutsch co-developed Warner Audio Publishing, a large books on tape company which was subsequently sold to Warner Communications. Mr. Deutsch is a graduate of Rutgers College, with a Bachelor of Arts degree in Communications.

JOHN EVANS was promoted November 30, 1999, to Chief Financial Officer and Executive Vice President - Corporate Development. He previously served as our Senior Vice President Corporate Development, Finance and Mergers and Acquisitions since April 1999. Prior to joining us, Mr. Evans was President of Asia Media Inc., a management consulting firm founded in 1993 that supported Asian and U.S. new media, broadcasting and cable communications companies with their expansion needs in areas that included mergers, acquisitions, direct investments, financial planning, joint ventures, licensing and royalty agreements, and strategic alliances. Clients included NBC, China Online, and Landmark Communications. Prior to 1993, Mr. Evans served as a Vice President for The Bank of New York. Mr. Evans is a graduate of The University of Michigan with a bachelor of arts degree in International Relations and English Literature. Mr. Evans is also a Strauss Fellow and earned a masters degree in international banking, business and finance from Columbia University's School of International and Public Affairs.

JAMES GARFINKEL has been a member of our board of directors and our Secretary, Treasurer and a Vice-President since April 2, 1999. He assumed these positions in connection with our acquisition of TDC. Mr. Garfinkel is also a Director and the Secretary, Treasurer and Vice President of Product Development at TDC, positions which he has held since 1992. From 1987 to 1990, Mr. Garfinkel was a manager in Real Estate Resources Corp. Mr. Garfinkel is a graduate of Hamilton College, with a bachelor of arts degree in Economics.

THOMAS INGEGNERI has been a member of our board of directors since April 2, 1999. He assumed this position in connection with our acquisition of TDC. Mr. Ingegneri is also a Director of TDC, a position which he held since 1995. Since 1990, Mr. Ingegneri has been the senior partner at Thomas & Associates, providing consulting services to publishing and information companies. Mr. Ingegneri has previously served in a number of management positions in publishing and information companies, including H.W. Wilson, Springer-Verlag, and McGraw-Hill. Mr. Ingegneri is a graduate of Franklin & Marshall College, with a bachelor of arts degree in Business.

Our board of directors is elected at each annual meeting of our stockholders. Each director holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal, with or without cause, at any duly noticed special meeting of our stockholders by the affirmative vote of the holders of a majority of the shares of our common stock present in person or represented by proxy and entitled to vote at an election of directors.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock by

      o each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

      o each of our directors who beneficially owns any shares of our common stock;

      o each of our named executive officers who beneficially owns any shares of our common stock; and

      o     all of our directors and named executive officers as a group.

For purposes of this table, information as to the shares of common stock is calculated based on 7,660,948 shares of common stock outstanding on December 1, 1999.

For purposes of this table, "beneficial ownership" is determined in accordance with the Instructions to Item 403 of Regulation S-B under the Securities Act of 1933, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within 60 days are deemed to be outstanding and beneficially owned by such person or persons but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

      Name                          Amount                  Percent
      ----                          ------                  -------

      Directors and named
      executive officers

      Mitchell Deutsch(1)           3,231,374               42.2%
      c/o MonsterDaata.com, Inc.
      115 Stevens Avenue
      Valhalla, NY 10595

      John Evans                    139,300                  1.8%
      c/o MonsterDaata.com, Inc.
      115 Stevens Avenue
      Valhalla, NY 10595

      James Garfinkel(2)            1,335,781               17.4%
      c/o MonsterDaata.com, Inc.
      115 Stevens Avenue
      Valhalla, NY 10595

      Thomas Ingegneri(3)           99,764                   1.3%
      54 South Main St.
      Cranbury, NJ 08512

      Directors and named
      executive officers as
      a group                       4,806,219               62.7%

      5% Shareholders

      Marc Siden(4)                 488,229                  6.3%
      200 Mercer St., #2D
      New York, NY 10003


      Barry Garfinkel(5)            390,922                  5.1%
      919 Third Ave.
      New York, NY 10022

(1) Includes 103,104 shares owned by Mitchell Deutch's dependent children and 98,000 shares issuable under options exercisable within 60 days.

(2) Includes 23,040 shares owned by James Garfinkel's dependent child and 42,000 shares issuable under options exercisable within 60 days.

(3)   These shares are held in the name of Thomas Associates.

(4) These shares are held in the name of What About Me, Inc., an entity owned by Marc Siden. Marc Siden has been working with us since April 1999 as a sales consultant with the title "Senior Vice-President - Business Development." In 1998, Mr. Siden served as President of New Beginnings Venture Group, a venture capital firm that provided bridge funding to TDC. In 1993, Mr. Siden was employed as a Managing Director of Biltmore Securities, a small regional brokerage firm. In August 1997, Mr. Siden consented to the entry of an order by the SEC in connection with his prior association with Biltmore Securities, without admitting or denying the facts or findings contained in such order, which suspended him from associating with any broker, dealer, municipal securities dealer, investment company or investment advisor for a period of 12 months and ordered him to cease and desist from engaging in specified violations of U.S. federal securities laws.

(5) Includes 30,800 shares of common stock issuable within 60 days upon the conversion of 102.67 shares of Series A Cumulative Convertible Preferred Stock held by Barry Garfinkel. Barry Garfinkel is James Garfinkel's father.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

   Exhibit No.    Description

      2.1 Acquisition Agreement and Plan of Reorganization, dated March 26, 1999, between the registrant (formerly known as D-Vine, Ltd.), certain stockholders of registrant, TDC and certain stockholders of TDC (incorporated by reference to our Current Report on Form 8-K filed with the SEC April 16, 1999, Exhibit (c)(1), file No. 033-01599).

      3.1   Amended and Restated Certificate of Incorporation.

      3.2   By-laws.

      4.1 Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock.

      10.1 1999 MonsterDaata.com, Inc. Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed with the SEC June 18, 1999, Exhibit 99.1, file No. 333-81097).

      21.1  List of our subsidiaries.

(b) REPORTS ON FORM 8-K

N/A

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MONSTERDAATA.COM, INC.


                                       By: /s/ Mitchell F. Deutsch
                                           -------------------------------------
                                           Mitchell F. Deutsch
                                           President and Chief Executive Officer

Pursuant to the requirements of section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date
---------                       -----                           ----


/s/ Mitchell Deutsch            President and Chief Executive   December 2, 1999
--------------------            Officer, Director
Mitchell Deutsch                (Principal Executive Officer)


/s/ John Evans                  Chief Financial Officer and     December 2, 1999
--------------------            Executive Vice President -
John Evans                      Corporate Development
                                (Principal Financial and
                                Accounting Officer)


/s/ James Garfinkel             Secretary, Treasurer,           December 2, 1999
--------------------            Vice-President, Director
James Garfinkel


/s/ Thomas Ingegneri            Director                        December 2, 1999
--------------------
Thomas Ingegneri