Form 10QSB/A
period 1999-09-30
MONSTERDAATA COM INC
filed 1999-12-07
CIK 783454

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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
                                               ==================   ==================   ==================   ==================

                 See accompanying notes to financial statements

                             MONSTERDAATA.COM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           For the nine          For the nine
                                                                           months ended          months ended
                                                                        September 30, 1998    September 30, 1999
                                                                        ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                              $       (1,194,862)   $       (1,783,009)
                                                                        ------------------    ------------------
Adjustments to reconcile net (loss) to net cash
 provided by operating activities:
Depreciation                                                                        86,584                78,312
Accrued interest                                                                    49,480                    --
Stock compensation                                                                 211,800                    --
Stock issued for services                                                               --               248,821
Decrease (increase) in accounts receivable                                        (377,008)              308,419
Decrease (increase) in prepaids & other current assets                                  45                (8,942)
(Increase) in database cost                                                             --              (118,500)
(Increase) in security deposits                                                         --                (7,955)
Increase in accounts payable and accrued expenses                                  672,318               561,301
Decrease (increase) in deferred revenue                                            323,815              (228,039)
                                                                        ------------------    ------------------
TOTAL ADJUSTMENTS                                                                  967,034               833,417
                                                                        ------------------    ------------------

NET CASH USED IN OPERATING ACTIVITIES                                             (227,828)             (949,592)
                                                                        ------------------    ------------------

CASH FLOWS USED IN BY INVESTING ACTIVITIES
Capital expenditures                                                               (41,147)              (57,710)
                                                                        ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from issuance of common stock                                              --             1,003,423
Proceeds from contributed capital                                                       --               223,000
Proceeds from notes payable, related parties                                       350,000                    --
Proceeds from notes payable, stockholders                                           20,000                    --
Repayments of notes payable, stockholders                                          (29,195)              (21,833)
Repayments of notes payable                                                             --               (62,232)
Principal repayments of capital lease obligations                                  (66,738)              (68,261)
                                                                        ------------------    ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          274,067             1,074,097
                                                                        ------------------    ------------------

NET INCREASE (DECREASE) IN CASH                                                      5,092                66,795

CASH - Beginning                                                                    33,570                55,592
                                                                        ------------------    ------------------

CASH - Ending                                                           $           38,662    $          122,387
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

Our working capital requirements depend upon numerous factors, including, without limitation, levels of resources that we devote to the further development of our Web site and marketing capabilities, technological advances, status of competitors and our ability to establish collaborative arrangements with other organizations. Pursuant to transactions completed during the month of November, 1999, we received approximately $1.5 million from private investors purchasing shares of our Series A Cumulative Convertible Preferred Stock and associated Common Stock purchase warrants. We are seeking to raise up to $15 million of additional capital from private investors and institutional money managers prior to the end of 1999, and have retained a financial advisor to assist us with these fundraising activities, but there can be no assurance that we will be successful in doing so. Even if we are not successful in raising any of this additional capital, our current cash resources should be sufficient to fund our current operations into the second quarter of 2000 if our development spending were to continue at its current pace. We intend to accelerate our development and infrastructure spending in the coming calendar quarters if we have sufficient capital resources available to do so.

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

In April 2, 1999 we issued 6,000,000 of our shares of common stock to 18 shareholders of Taconic, in exchange for their shares of Taconic. Our shares of common stock were issued solely for shares of Taconic. These shares were issued in a transaction that did not involve any public offering of our shares within the meaning of Section 4(2) of the Securities Act and Rule 506 of Regulation D. On December 1, 1999, we issued to Barry Hartheimer 31,000 shares of our common stock for services he provided to us in connection with the issuance of our shares to Taconic on April 2, 1999, and in connection with the completion of a $243,075 capital contribution that was made to us by certain of our shareholders prior to April 2, 1999. These shares were also issued in a transaction that did not involve any public offering of our shares within the meaning of Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Also on April 2, 1999, OSHL exercised its rights under the 1997 Warrant to purchase 1,000,000 shares of our common stock for $1,000,000. The 1,000,000 shares issued upon exercise of the 1997 Warrant were issued pursuant to the provisions of Regulation S, and the funds received were used for Web site development costs and general corporate purposes.

On August 23, 1999, pursuant to a development and consulting agreement with X-Ceed, Inc., we issued to X-Ceed, Inc. 82,142 shares of our common stock. These shares were issued in a transaction that did not involve any public offering of our shares within the meaning of Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Pursuant to transactions completed during the month of November, 1999, we issued 1561.47 shares of Series A Cumulative Convertible Preferred Stock and related warrants to purchase common stock to private investors for an aggregate offering amount of approximately $1.5 million. These shares were issued in a transaction that did not involve any public offering of our shares within the meaning of
Section 4(2) of the Securities Act and Rule 506 of Regulation D, and the proceeds will be used for general corporate purposes.

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

                               MONSTERDAATA.COM, INC.
                                    (Registrant)


Date: December 3, 1999             /s/ Mitchell Deutsch
                                   --------------------------------------------
                                   Mitchell Deutsch
                                   President and Chief Executive Officer


Date: December 3, 1999             /s/ John Evans
                                   --------------------------------------------
                                   John Evans
                                   Chief Financial Officer
                                   Executive Vice President --
                                   Corporate Development
                                   (Principal Financial Officer)