Form 10KSB
period 1999-12-31
MONSTERDAATA COM INC
filed 2000-03-30
CIK 783454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to __________

                        Commission file number: 033-01599

                             MONSTERDAATA.COM, INC.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                    22-2732163
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

        115 STEVENS AVENUE, VALHALLA, NEW YORK              10595
       (Address of principal executive offices)           (Zip Code)

                    Issuer's telephone number (914) 747-9100

           Securities registered under Section 12(b) of the Act: NONE

           Securities registered under Section 12(g) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. X.

State issuer's revenues for its most recent fiscal year. $2,488,434

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $13,514,530 computed by reference to the closing sales price of Registrant's common stock on February 28, 2000.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 1999, there were 7,660,948 shares of the Registrant's common stock, par value $0.01, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE

Transitional Small Business Disclosure Format (check one): Yes __; No X.

                             MonsterDaata.com, Inc.

                              Index to Form 10-KSB

                                     PART I
                                                                            Page
                                                                            ----

            PSLRA Statement....................................................1
Item  1.    Description of Business............................................2
Item  2.    Description of Property...........................................28
Item  3.    Legal Proceedings.................................................28
Item  4.    Submission of Matters to a Vote of Security Holders...............28

                                     PART II

Item  5.    Market for Common Equity and Related Stockholder Matters..........28
Item  6.    Management's Discussion and Analysis or Plan of Operation.........29
Item  7.    Financial Statements..............................................31
Item  8.    Changes In Accountants............................................31

                                    PART III

Item  9.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.................32
Item 10.    Executive Compensation............................................35
Item 11.    Security Ownership of Certain Beneficial Owners and Management....38
Item 12.    Certain Relationships and Related Transactions....................39
Item 13.    Exhibits and Reports on Form 8-K..................................40

Signatures....................................................................41

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

Company Overview

We provide integrated real estate transaction facilitation, due diligence and research content over the Internet. We currently develop, license, co-brand, reformat, integrate, and enhance over 70 proprietary databases that include real estate related business-to-business and consumer information. Business information includes real estate transaction due diligence, risk assessment and valuation information. Consumer services consist of data products covering over 61,000 communities in the United States, and neighborhood profiles containing school, town and community, crime, culture, affordability, environmental hazard, property ownership, tax, demographic and lifestyle characteristic data. We currently employ 39 full-time officers, data managers, Web site developers, salespeople and support personnel.

We believe that our Internet Web site and related co-branded Web sites have the potential to become key destination sites for low cost real estate due diligence information, and that we can create and capture value for our business and shareholders by linking real estate professionals - including brokers, lenders, appraisers and insurers - with consumers, businesses and investors through our Internet data services. We currently generate most of our revenues from licensing our content to other Internet sites, and we expect to generate further revenues from selling eReports and subscriptions on our Web site, selling national and local advertising, collecting fees for eLeads (in which with our users' consent we electronically match and link our users with selected providers of services or products that we believe will be of interest to the users) and collecting fees for providing customized information services (our customized information services are provided primarily to regional real estate multiple listing services, or MLSs).

Through our licensing and co-branding activities, we provide our data content to other popular Internet Web sites, many of which provide links back to our Web site through their Web sites. If users on these licensed or co-branded sites desire further information beyond the summary or snapshot data we license or co-brand, they may obtain detailed customized reports from our Web site, for a small charge per report or on an annual subscription basis, and we share the revenues we earn from the sales of these detailed eReports with the referring Web site owner. We have also commenced work on a remote data delivery program where our data can be delivered directly to the screen of a licensee Web site's end user in response to a query by that end-user, and we will provide these data delivery services to the licensee Web sites on a pay-per-use basis, under a flat fee unlimited use license, or through a combination of these methods.

We have been successful in completing licensing agreements for our content with a number of key Internet real estate destination Web sites, including www.REALTOR.com, the country's leading real estate listing Web site with 1.3 million residential listings, and www.Move.com, the real estate portal created by Cendant Corporation. Cendant Corporation is the franchisor of three of the country's top five real estate brokerage brands (Century 21, Coldwell Banker and ERA).

The content we currently provide (through our Web site and/or through co-brand sites or other licensing arrangements) includes (i) "Neighborhood Place," which allows users to generate comparative data analyses of several neighborhoods, including crime statistics, town and community profiles, census and demographic information, neighborhood lifestyle characteristics and school reports; (ii) "Relocation Place," which provides a pre- and post-move resource center to help users plan and estimate the cost of their relocation; (iii) public records property data, which allows users to research properties for sale, foreclosures, comparable sales and many other types of information; and (iv) risk hazard assessment data, which allows users to obtain data regarding environmental hazards and crime risk.

Revenue Sources

We classify our five intended sources of revenues as follows:

      o Licensing. We currently license our information to several real estate destination Web sites and Internet portals (see "Major Customers" below), and we plan to license selected data products to additional real estate destination Web sites and Internet portals, either by creation of co-branded sites (as we do now) or by delivery of data directly to the screen of a licensee Web site's end user (which we are developing).

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

      o Advertising Placement. We have defined the data categories in our national databases into discrete subsections based on finely focused geographic areas. As a result, through our content categories, we are able to offer advertisers a highly targeted audience focused on goods and services typically needed in the period six months before and six months after a real estate transaction. This means, for example, that we can customize ad banners to offer local businesses the ability to advertise directly to potential home buyers researching nearby neighborhoods or ZIP codes, and we can offer national advertisers the ability to advertise on the higher traffic portions of our Web site or co-brand sites, or to tailor their ads to the demographic profile of the specific neighborhood being viewed. Given the demographics of our Web site viewers (primarily real estate investors, brokers, sales people and potential home buyers) and our ability to advertise (in the manner of local businesses) directly to potential home buyers researching specific neighborhoods and our ability to customize our ads on a local ZIP code and neighborhood basis, we expect to be able to sell ad space on our Web site for a premium over the general market price per page view for untargeted national advertisements on the Internet. Ad sales will be coordinated by our national sales force, which we are currently in the process of recruiting and developing.

      o eLead Generation. By offering free access to some of our content and reports, we can collect registration leads and generate revenues through the sale of those leads, with the consent of the registered users. In addition, we plan to develop and sell Web-based lead generator content and products to real estate professionals and to providers of ancillary goods and services. In connection with our eLead generation sales efforts and ad placement sales to date, we have identified over 40 types of businesses (by SIC code) that would have an interest in being referred active prospects who are researching localized real estate information on our Web site. Examples of businesses we will be marketing eLeads to range from real estate brokerage firms to moving companies to local retailers, contractors, utilities, and other localized businesses and service providers.

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

Industry Overview

The Real Estate Industry

According to the United States Department of Commerce, in 1998 the U.S. real estate industry accounted for approximately 15% of the gross domestic product of the United States, and was therefore one of the largest sectors of the economy. The real estate industry is commonly divided into the residential and commercial sectors. The residential sector includes the purchase, sale, rental, remodeling and new construction of homes and represented approximately $1.5 trillion of commerce in 1998. The commercial sector includes the lease, resale, and new construction of property for businesses and represented approximately $300 billion in 1998.

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

Business to eCommerce Services

According to a recent report published by Jefferies & Company in December 1999 entitled "b-eCommerce Services Business Services For The New Economy", the business to eCommerce services sector should experience growth rates of 50% to 60% annually for the next three years, dramatic revenue growth, and gross profit margins in the 35% to 40% range. The report also states that 'Click and Mortar' companies, those with traditional business expertise or facilities which are leveraged with significant investments in the Internet, are particularly well positioned to profit in this emerging sector.

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

Recognizing the commercial potential of the Internet, a number of residential real estate-related Web businesses have been established, including Web sites that aggregate data from real estate MLSs, real estate chains, and brokers of different regions. Aggregators include Homestore.com, Microsoft's HomeAdvisor and Yahoo. These real estate destination sites enable users to quickly access a wide range of real estate listings to search for a home using specific criteria, including location, size, price and neighborhood. As a result, these sites are increasingly becoming an important part of the home buying process for many consumers. Based on a 1999 study by the U.C. Berkeley Fisher Center for Real Estate and Urban Economics, a significant portion of existing homes listed for sale in the United States are listed online and the number of home buyers using the Internet to shop for a home is increasing. A recent survey by the California Association of Realtors showed that nearly 40% of home buyers used the Internet as part of the home buying process.

The MonsterDaata Solution

Our business focus is currently that of a "B2B2C" (business to business to consumer) provider of tools and data products that enhance our customers' Web sites. We are able to work with a wide range of real estate and related Web sites who view our content as important to enhancing "stickiness" (longer visits or repeat usage) in their sites. We provide comprehensive real estate transaction facilitation, due diligence and research content in one convenient location. With our products and services, we allow our clients and users to bypass traditional expensive, fragmented real estate information sources and intermediaries. We allow real estate professionals, consumers and investors immediate centralized access to a broad range of critical real estate information from their own homes or offices. In addition, our services and products assist real estate agents, brokers and other professionals to better market their services, become more productive and compete more effectively during the real estate transaction process. We believe that we are also well positioned to provide services to ancillary service providers and consumers buying or selling a home.

We have six primary data product and service categories that, according to our research and experience over the past eight years, have shown to be critical tools and services sought by professionals, and now, to a growing extent, by consumers directly. These product and service categories are due diligence, valuation, risk assessment, target marketing, data enhancement and ancillary products and services. The information underlying these data products are developed in-house or licensed and reformatted, then integrated and enhanced for over 70 data sets and for over 61,000 communities nationwide. Such information includes crime, school, life style characteristics, culture, town and community, affordability, demographic, ownership information for more than 90 million residences, over 30 million sales transactions, environmental hazards and new construction and permit data. This information is packaged and provided to real estate professionals and consumers via our Web site and via Internet destination sites, including:

      o Cendant's move.com - a relocation, real estate and home-related services Internet portal. Cendant is the franchisor of three of the five leading real estate franchises in the country, Century 21, Coldwell Banker and ERA;

      o Homestore.com's REALTOR.com - currently the country's largest real estate listings portal, with approximately 1.3 million listings;

      o iOwn.com and MortgageIT.com - two leading mortgage and real estate listing portals;

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

      o CityNews.com - a City News, Inc. company offering free online classifieds generating over seven million monthly page views; and

      o Thomson Interactive Media (www.tim.com) - part of Thomson Newspapers, one of the main operating units of The Thomson Corporation, one of the world's leading information companies.

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

Our Products and Services

Our six primary data product and service categories currently include:

1. Neighborhood Place. This popular category allows consumers to see comparative data analyses of several neighborhoods simultaneously including crime statistics, town and community profiles, census and demographics, neighborhood lifestyle characteristics and school reports. Real estate professionals also use this service to prepare customized presentation packages for their clients. The presentation packages can be personalized with the broker's name and contact information, which provides the broker with a useful marketing tool and a potential competitive advantage over brokers not using our Web site offerings under this data category.

2. Evaluate Properties (Public Records Data). This information tool is used to research a property, discover sales prices of comparable properties, identify potential "good buys" through listed foreclosures, or investigate a wide variety of publicly recorded data about a person, property, or legal situation. Records provided, which vary by jurisdiction, include: (i) property tax assessments; (ii) property data; (iii) deed and mortgage recordings (property sales and financings);
      (iv) comparable sales; (v) tax parcel maps (also known as assessor plat maps); (vi) foreclosures and bank real estate offerings; (vii) Personal Private-Eye(TM), which covers liens, judgments and court documents; and
      (viii) copies of original deeds and mortgage recordings.

3. Risk Hazards Assessment. We provide a complete resource risk library with a compendium of data designed to help the user minimize risk and reduce or eliminate liability in a real estate or financial transaction. Depending upon the jurisdiction, data provided includes: (i) Environmental and Health Hazards; (ii) Crime Risk; (iii) Flood Reports; and (iv) Earthquake Epicenter, Disclosure and Pollution Reports.

4. My Best Customers (Target Marketing). We plan to offer a national center for customer prospecting, marketing and list fulfillment services on our Web site that is directed primarily at real estate professionals and ancillary service providers. This information can be used to identify marketing prospects within a given geographic area and to provide residential and business addresses and phone numbers of prospects. Data and services will include the following: (i) eLead Generation Program;
      (ii) Reverse Telephone Directory; (iii) Mailing List and Label Services; and (iv) Mail House and List Fulfillment Services.

5. Make My Daata (Data Enhancement). We plan to offer value-added tools to help business users build and enhance, correct, standardize, and clean their own prospect lists and other databases. These tools are designed, among other things, to transform lists such as for-sale inventory, public record data, and internal mailing lists, into useful marketing databases. Our data enhancement services will include: (i) Geocoding, (ii) Electronic Street Mapping; (iii) List Clean Up, Standardization, and Postal Coding;
      (iv) National Change of Address Cleansing; (v) Phone Append; (vi) Property and Real Estate Listing Data Clean-up and Standardization; and (vii) Postal Discounts.

6. Did You Know Daily, Other Professional Resources. We will offer a wide variety of ancillary products and services of interest directed to real estate professionals, including Virtual Realtor(R) Store, an online catalogue of the principal goods and services routinely used by Realtors in the course of their business, and daily top 10 lists, and real estate facts and entertainment.

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

Historically, our marketing activities have been generally limited to making sales calls on MLS prospects for the customized information services we provide. During the past several quarters, as we have refocused our business on Internet based revenue sources, we have been recruiting and developing a proactive, centralized marketing group responsible for positioning and repurposing our expanded service offerings and ensuring that each of our Internet services is competitive and appealing to these same professionals as well as to a mass audience. If we have sufficient financial resources available to us, we intend to commit significant additional capital to expanding our distribution through portal and related business-to-business Internet companies, and to initiate an advertising campaign targeted primarily at selected vertical business segments.

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

Additional planned marketing and sales strategies include:

      o Licensing and Strategic Alliances. Licensing our technology and content solutions to potential strategic partners including popular portals and real estate related destination Web sites.

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

      o Expanded Sales and Marketing Force. Subject to our financial resource limitations, we are seeking to continue with an aggressive expansion of our sales force for our specific revenue streams. Our Chief Executive Officer currently takes a direct role in servicing our key national accounts, and we recently hired two national accounts managers who operate out of our New York City sales office, one from a Virginia sales office, and one from a Los Angeles sales office. Several additional junior salespeople and lead generation researchers are being hired. Sales groups will be broken into sales specialist teams, focusing on specific industry and consumer sites where we believe that we have the strongest sales opportunities. We are seeking to fill positions in advertising sales, lead and list sales, national account sales, professional sales, sales and marketing management

      o Public Relations. We plan to launch an aggressive public relations campaign geared at real estate business and technology writers and consumer publications specializing in real estate and personal finance. Press releases and promotional programs will be issued and press conferences will be held in order to expand coverage of our activities. In addition, management will seek opportunities to participate in Internet and real estate industry forums.

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

Major Customers

We provide licensed, custom applications or co-branded content to the following customers:

      o Cendant's move.com - a relocation, real estate, and home-related services Internet portal. Cendant is the franchisor of three of the five leading real estate franchises in the country, Century 21, Coldwell Banker and ERA;

      o Homestore.com's REALTOR.com - currently the country's leading real estate listing Web site with 1.3 million residential listings;

      o iOwn.com and MortgageIT.com - two leading Internet mortgage and real estate listing portals;

      o Network Communications, (ncinfo.net) - the largest publisher and provider of printed and online real estate advertising in North America;

      o Signonsandiego.com - a San Diego Tribune site, offering San Diego's most comprehensive online community with seven million monthly page views;

      o CityNews.com - a City News, Inc. company offering free online classifieds generating over seven million monthly page views;

      o Thomson Interactive Media (www.tim.com) - part of Thomson Newspapers, one of the main operating units of The Thomson Corporation, one of the world's leading information companies; and

      o six regional real estate MLSs, including the MLS of Long Island, NY serving over 12,000 customers, the Greater New Jersey MLS, serving 5,000 members, and Metro Listing Service in Atlanta, serving over 11,000 users.

Our customer base is diverse enough that we would expect the loss of any one of our major client relationships to not by itself have a material adverse effect on our business.

Our Proprietary Databases

With over 61,000 communities under coverage, we believe that we are the nation's largest and most sophisticated online, total solution, information system covering real estate property and transaction due diligence information. Our proprietary database of key ownership, sales and neighborhood information is the product of over seven years of our research and development efforts. In combination with other databases which we have developed or licensed the right to use, we cover over 90% of U.S. households with approximately 30 million real estate transactions and nearly 90 million property ownership records, as well as neighborhood, crime, demographic, lifestyle, risk hazard, and school information for the entire Unites States.

We have developed a robust data collection and proprietary confirmation system supported by our trained research staff and our proven computer and communications hardware and software systems. Many of our researchers have prior experience in the residential real estate, fact checking, and data analysis industries. We currently provide selected data coverage for all major property types, including residential, commercial, office, industrial, retail, specialty, multi-family, hotel/motel and land. These property types are further categorized by nearly 150 specific use codes. Our software allows users to search the database efficiently and quickly and to view specific detailed and comprehensive data coverage of property information in all covered markets.

We also have developed expertise in the transcription and standardization of data from microfilms of non-standardized deeds, ownership records, assessment files, and other public records from thousands of jurisdictions nationally. We can collect disparate data carried in multiple source hard copy and electronic formats and convert them into a single, standardized format, and much of the data conversion work we do follows rules and procedures we have developed for our proprietary use. Further, we have developed our own in-house capabilities to display data sets geographically, as points or areas on a map.

Competition

The market for Internet real estate data services is relatively new, intensely competitive and rapidly changing. In the on-line real estate industry, the principal competitive factors we have identified are:

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

We compete directly and indirectly for customers and content providers with the following categories of companies:

      o Online services or Web sites targeted to real estate brokers, buyers and sellers of real estate properties, insurance companies, mortgage brokers and lenders, such as eNeighborhoods.com, Homefair.com (recently purchased by Homestore.com), SmartHomeBuy.com, NearMyHome.com, TheSchoolReport.com, Public Priority Systems (School Match), 2001Beyond.com, CAP Index (Crime Check), Claritas, Inc., National Decision Systems, AMSHomefinder.com, HomePriceCheck.com, HomeGain.com, RealEstate.com, Homes.com, Homestore.com, HomeSeekers.com, Microsoft's Home Advisor and numerous specialized sites with limited coverage and local sites.

      o Public record providers such as Experian, Acxiom DataQuick, Factual Data Corp., Baca Landata, Vista Information Solutions and TransAmerica Intellitech.

We believe that our national comprehensive coverage, the broad range of our integrated real estate data products, and the structure of our database-to-Web content delivery system provide us with a competitive advantage in the marketplace. However, many of our existing competitors, focusing on niche areas such as school, public risk hazards and other specific subjects, as well as a number of potential new competitors, have longer operating histories in the Internet market, greater name recognition, larger customer bases, greater user traffic and significantly greater financial, technical and marketing resources. In order to gain market acceptance, we may elect to provide products at reduced prices or at no cost. The competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, distribution partners and content providers and may be able to respond more quickly to new or emerging technologies and changes in Internet user requirements.

We have identified the following potential competitive advantages of our product offerings and Web site from which both real estate professionals and consumers can possibly benefit:

      o more precision in searching data for specific neighborhoods (rather than simply for ZIP codes or metropolitan areas) creating a more satisfactory and relevant user experience;

      o full national or more expansive coverage of many of our available datasets;

      o timely data for the current year, as well as projections for many datasets indicating future trends;

      o     visual presentations and neighborhood mapping; and

      o     property valuation data.

Our Content Providers and Suppliers

Besides content which we develop ourselves, our principal supply of raw data which we then process and integrate comes from a variety of content partners, public record databases and deed and mortgage recordings. As we have expanded our business over the Internet, our content supply sources have diversified to include national demographic, culture, community, crime and school data.

Other important suppliers include:

      o Applied Geographic Systems, Inc., one of the leading providers of demographic, crime and neighborhood profile data;

      o International Data Management, a value-added reseller of Lexis-Nexis real property data with facilities in the Philippines;

      o 2001 Beyond, Inc., a leading provider of public, private, parochial, charter and magnet school data; and

      o Vista Information Solutions, a leading provider of environmental and property data reports.

Protection of Our Intellectual Property

We rely on a combination of copyrights, trademarks, trade secret laws and contractual arrangements to protect our intellectual property rights. We do not own or license any patents.

With respect to our databases, copyright protection is available for the originality and creativity we use in the selection and arrangement of the data included therein and we have obtained copyright registrations from the United States Copyright Office for some of our databases. Copyright protection does not, however, extend to the facts included in any of the databases.

The proprietary applications we use in connection with the compilation of our databases are also protected by copyrights we own. Copyrights in our software protect the source code and "look and feel" of the program from plagiarism. Nevertheless, other programs which could perform the same functions can exist without violating our copyrights.

We obtain some of the raw data used to compile our databases through license agreements with third parties such as private commercial data providers and governmental or quasi-governmental agencies. These license agreements typically permit us to resell or re-license the information as part of a larger database. To the extent any of these agreements impose restrictions upon resale, we will, in turn, impose such restrictions upon our customers through contracts and the terms of our Web site User Agreement.

We believe that our proprietary know-how in the cleanup, integration, and display of disparate non-standardized data sets, and the technical and creative skills of our personnel and principals, are critical factors in establishing and maintaining our business. Therefore, we enter into confidentiality agreements with our key employees and consultants, and seek to control access to and distribution of our proprietary information. There can be no assurance that these precautions will prevent misappropriation, infringement or other violations of our intellectual property. It is also possible that third parties who are not bound to any agreements with us will copy or otherwise use the content on our Web sites without authorization.

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

Applications have been filed in the U.S. Patent and Trademark Office to register our rights in certain trademarks, namely, DAATA SUPERSTORE, MAKE MY DAATA, NEIGHBORHOOD PLACE, PERSONAL PRIVATE EYE, and RELOCATION PLACE. We are preparing to file for registration of the trademark MONSTERDAATA.COM and our slogan "Information that really hits home" in a distinctive logo form. No assurance can be given regarding our ability to obtain registrations for the trademarks that are the subject of the applications we have filed (or are intending to file), and, even if we are successful in obtaining trademark registrations, there can be no assurance that our rights to these trademarks will be free from challenges.

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

We have experienced significant net losses in the past, and currently need to raise additional funds.

We have incurred significant net losses since transitioning to our Internet focused business plan in 1998. As of December 31, 1999, we had an accumulated deficit of approximately $5.7 million. We have incurred substantial costs to expand distribution, develop new services and products, and create, introduce and enhance our Web site. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to incur significant expenses. As a result, we will need future financings to fund our operations and the failure to raise additional funds may prevent us from implementing our business strategy. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted in response to slower revenue growth, it could have a material adverse effect on our business.

We need to raise additional funds in order to conduct our operations and take advantage of acquisition and expansion opportunities. Our liquidity and capital requirements will depend on numerous factors, including the success of our new product offerings, the growth of our Internet-related revenues, and competing technological and market developments. We will be required to raise additional funds through public or private financing, strategic relationships or other arrangements, particularly if and when our acquisition strategy matures. We cannot assure you that such additional funding, if needed, will be available on terms acceptable to us, or at all.

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

As discussed in Note 10 to our financial statements for the fiscal year ended December 31, 1999, we incurred a net loss of $2,829,346 during the year ended December 31, 1999, and, as of that date, our current liabilities exceeded our current assets by $923,046, our total liabilities exceeded our total assets by $613,215, and there are existing uncertain conditions that we face relative to capital raising activities. Accordingly, our auditors have included in their report on our financial statements for the fiscal year ended December 31, 1999, a qualification which raises doubts as to our ability to continue as a going concern.

If the Internet proves not to be a viable commercial marketplace, it could have a material adverse effect on our business.

We expect a substantial portion of our future revenue to come from the continued development of our products and services to be distributed over the Internet. We began offering our services via the Internet in September 1998. During the calendar year ended December 31, 1999, 86% of our revenues were derived from our traditional non-Internet services and products, and only 14% were from products and services distributed via the Internet. We intend to further increase our reliance on the Internet for delivery of our services and products. As a result, future cash flows and future results of operations will continue to rely increasingly upon the use of information services and transaction support products on the Internet.

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

Our success will depend partly on our ability to improve our existing services, develop new product offerings, including imaging and virtual tours, use Web technology to enhance our existing product offerings, extend our market reach, and respond to technological advances, emerging industry standards and competitive offerings. We cannot assure you that we will be successful in these endeavors.

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

The market for Internet data services is relatively new, intensely competitive and rapidly evolving. Our Web services compete against a variety of firms that provide information products through one or more media, including print, broadcast, television and the Internet. Within our currently targeted niche of real estate information products and the Internet, we compete with Homefair.com, recently acquired by Homestore.com, SmartHomeBuy.com, eNeighborhoods.com, NearMyHome.com, TheSchoolReport.com, Public Priority Systems (School Match), 2001Beyond.com, CAP Index (Crime Check), Claritas, Inc., National Decision Systems, AMSHomefinder.com, HomePriceCheck.com, HomeGain.com, RealEstate.com, Homes.com, Homestore.com, HomeSeekers.com, Microsoft's Home Advisor and numerous specialized sites with limited coverage and local sites. We also compete with Baca Landata, Experian, Acxiom, DataQuick, Vista Information Solutions and TransAmerica Intellitech. While we provide a `total solution' content program, many of these competitors offer one or more Internet sites with information products similar to individual items we provide over the Internet; and many of these competitors may have significantly greater financial resources than we do. These financial resources could be deployed to more aggressively compete on the Internet or through more traditional media, to our disadvantage, at any time.

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

The accuracy, availability and integrity of our data are critical to our business.

A substantial portion of the raw data from which we develop our databases is obtained from third parties, including public records offices and other governmental sources. We use a variety of proprietary techniques to enhance the content, applications and utility of the data. Our ability to attract and retain customers and to generate revenues is highly dependent on customer confidence in the comprehensiveness, accuracy and timeliness of our database. Establishing and maintaining such comprehensiveness, accuracy and timeliness will require substantial effort and resources. Although we disclaim financial responsibility for inaccuracies in the data on our Web site, such disclaimers may not be effective to shield us from all possible liability. Further, our business is based on establishing our reputation as a trustworthy and dependable provider of information and applications, and allegations of unreliable or outdated data, even if unfounded, could have a material adverse effect on our business.

We also license and use data from third-party providers, but we cannot assure you that our license agreements will continue to allow us to do so, nor can we assure you that, in cases where these providers can no longer serve us, alternative sources of comparable data will be available at comparable cost.

Many of our licensing and other agreements are short-term and expose us to termination and non-renewal risks. We are dependent on our relationships with many of these contracting parties.

We are currently a party to a limited number of revenue producing licensing agreements or comparable agreements with third parties. One of these agreements terminates in March 2000, three expire on or before August 2000, three expire on or before March 2001, two expire on or before March 2002, and two expire on or before June 2003. About half of these agreements are currently with MLSs, rather than Web site operators or other Internet related businesses, and the agreements with MLSs currently account for a significant majority of our revenues. In general, the expiring contracts will automatically renew for successive terms if we do not give or receive a notice of non-renewal within a specified period ranging from 30 days to six months before the scheduled termination date. While we believe that such relatively short-term agreements are typical in our industry, our ability to maintain and grow our business depends significantly upon our ability to enter into and maintain licensing and comparable relationships. There is no guarantee that we will be able to renew or extend these agreements upon their expiration at all or on terms as favorable to us as we currently enjoy. In fact, we expect our recurring revenues from existing agreements with MLSs to decline as these agreements expire and we make our data available to more users, including MLSs and their clients, at substantially lower costs over the Internet.

We are party to a licensing agreement with Homestore.com, under which our data is currently made available on the REALTOR.com Web site, a Web site operated by Homestore.com. The agreement is scheduled to terminate in July 2000, and will automatically renew for a two-year period unless a written notice of termination is received in January 2000. As of March 1, 2000, we had not received any such notice of termination, and accordingly the agreement was extended to July 2002 in accordance with its terms. Homestore.com recently acquired Homebuyer's Fair, Inc., owners of Homefair.com, which is one of our direct competitors. There can be no assurance that Homestore.com will not seek to renegotiate the agreement they have with us. On a licensed basis that identifies MonsterDaata.com as the source of the data, we provide data to the REALTOR.com Web site that currently powers their popular "Find a Neighborhood" feature. According to Homestore.com, approximately one-fourth of all visitors to the REALTOR.com Web site click through to our licensed data in the "Find a Neighborhood" section. The exposure to Internet users that we gain through our relationships with key Web site operators like Homestore.com is important and material to our Internet transition strategy.

We need to develop further strategic alliances with others.

Our business strategy is dependent on strategic alliances with other Internet companies. We have signed agreements and are currently in negotiation for more co-branding ventures and other strategic opportunities; however, we do not have any present commitment or agreement with respect to any material strategic alliances or related efforts. Any future strategic alliances or related efforts will be accompanied by risks such as:

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

Our success depends heavily on the continued service of our executive officers and our managers. Should one or more of these individuals leave before acceptable replacements are found, that could have a material adverse effect on our business. We do not presently have employment agreements or maintain key-man life insurance on any of our key executives or employees, although we intend to complete employment agreements with our executive officers during the second quarter of 2000.

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

We rely on copyright laws to protect the original content that we develop for the Internet, and we rely on contract restrictions and copyright laws to protect the proprietary technologies that we have developed to manage and improve our Web site and database offerings. We cannot assure you, however, that these laws will sufficiently protect us, that others will not develop technologies similar or superior ours, or that others will not obtain or use our technologies without our authorization. With respect to our databases, copyright protection is available for the originality and creativity in the selection and arrangement of the data included therein and we have obtained copyright registrations from the United States Copyright Office for some of our databases. Copyright protection does not, however, extend to the facts included in any of the databases.

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

Our business could be materially and adversely affected if we lost a number of our large MLS customers, or failed to connect them to our Web services before we more fully complete the transition of our business to the Internet. Our top five MLS customers accounted for more than 80% of our total revenues in 1998. In 1999, our top six MLS customers accounted for more than 80% of our total revenues.

If we are unable to identify suitable acquisition targets or if we do not successfully integrate acquired businesses with our business, it could have a material adverse effect on our business.

We intend to explore the possible acquisition of businesses complementary to ours in order to expand our services, diversify our business and participate in the consolidation trend among Internet information products providers; however, at this time we have not identified any material acquisition candidates that have expressed an interest in a business combination with us beyond the preliminary negotiations stage, and we do not have any present commitment or agreement with respect to any material acquisitions. We cannot assure you that we will be able to make any acquisitions in the future on favorable terms or that such acquisitions will ultimately prove advantageous to us. We may encounter substantial costs, delays or other problems as we integrate any acquisitions. Such costs could include severance payments to employees of acquired companies, systems integration costs, restructuring charges and other expenses associated with a change of control, as well as non-recurring acquisition costs including accounting, legal and investment banking fees and transaction-related obligations.

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

Changes in government regulation could decrease our revenues and increase our costs.

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. This legislation could dampen the growth in use of the Web generally and decrease the acceptance of the Web as a communications, commercial and advertising medium. The governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business, results of operations and financial condition could be adversely affected by the adoption or modification of laws or regulations relating to the Internet.

Changes in laws relating to privacy of Internet users and other individuals could harm our business.

The US. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. Since many of the limitations are still in the proposal stage, we cannot yet determine the full impact of these regulations on our business.

In addition, growing concern about privacy and the collection, distribution and use of information about individuals has led to self-regulation of such practices by the direct market industry and to increased federal and state regulation. We are also subject to various federal and state regulations concerning the collection, distribution and use of information regarding individuals. Although our compliance with the applicable federal and state regulations has not had a material adverse effect on us, we cannot assure you that more burdensome federal or state laws or regulations (including antitrust and consumer privacy laws) will not be enacted or applied to us or our clients, which may have a material adverse effect on our business, financial condition and results of operations.

Changing requirements for fair information collection practices and potentially heightened scrutiny of our products and services could require adverse changes in the way we conduct or plan to conduct our business.

There has been public debate about how fair information collection practices should be formulated for the online and offline collection, distribution and use of information about a consumer. Some of the discussion has focused on the fair information collection practices that should apply when information about an individual that is collected in the offline environment is associated with information that is collected over the Internet about that individual. As a consequence of governmental legislation or regulation or evolving standards of fair information collection practices, we may be required to make changes to our products or services in ways that could diminish the effectiveness of the product or service or its attractiveness to potential customers, which could materially and adversely affect our business, financial condition or results of operations.

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

In addition, we currently hold various Web domain names, including www.MonsterDaata.com relating to our brand and sites. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as a registrar for the ".com," ".net" and ".org" generic top-level domains and our arrangements for our important domain names with Network Solutions, are believed to be satisfactory and secure. However, the regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that we will be able to acquire or maintain relevant domain names in all countries in which we may wish to conduct our business.

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

As of December 31, 1999, 7,660,948 shares of our common stock were issued and outstanding. Of these shares, 6,385,175 are "restricted securities" which under certain circumstances may be sold in compliance with Rule 144 or other exemptions under the Securities Act. Assuming that Rule 144 is available, we believe that, subject to certain volume limitations and "manner of sale" requirements, 6,000,000 of these "restricted securities" would become eligible for resale in April 2000. Of these 6,000,000 shares, 4,657,719 are held by our officers and directors and sales will be subject to the volume limitations contained in Rule 144.

We also have 1,320,921 shares of common stock subject to options outstanding as of December 31, 1999 under our option plan (exercisable at prices ranging from $1.00 to $4.00 per share). Of these options, 825,000 have been granted to directors and executive officers, and 495,921 have been granted to other employees and consultants. The common stock that is delivered when options are exercised by directors and executive officers will be "restricted securities"; however, when options are exercised by other employees or consultants, the common stock we deliver upon exercise will be freely tradable. Most of the options we have granted under our option plan are subject to vesting over a three year period, and prior to vesting the options are not exercisable. Of the 232,348 outstanding options that are currently exercisable, 165,000 are held by directors or executive officers and 67,348 are held by other employees or consultants.

On March 31, 1999, in consideration for the modification of the exercise price of a previously issued warrant and the completion of a $223,000 capital contribution by our former stockholders, we issued to Ocean Strategic Holdings Limited a warrant to purchase 500,000 shares of our common stock at an exercise price of $3.00 per share. The warrant expires on March 31, 2004, and is exercisable as of March 31, 2000. Shares of our common stock issuable upon the exercise of this warrant will be "restricted securities."

No prediction can be made regarding the effect that the availability of these "restricted securities" will have on the market prices of our shares from time to time. The possibility that substantial amounts of our shares may be sold in the public market may adversely effect the prevailing market prices for shares and could impair our ability to raise capital in the future by selling new shares.

During the last two months of 1999, we issued a total of 1,561.23 shares of preferred stock and related warrants to purchase shares of our common stock at a warrant exercise price of $3.75 per share, subject to adjustment. As of December 31, 1999, warrants to purchase up to 193,894 shares of our common stock that were issued in connection with the sale of our preferred stock were outstanding. Each share of our outstanding preferred stock is convertible into 450 shares of common stock. In accordance with our obligations to the purchasers of these shares, we undertook to file a registration statement with the SEC to make the common shares issuable upon conversion of the preferred stock and upon exercise of the warrants eligible for public resale.

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

We are controlled by our principal stockholders, and there are other reasons that we may be unattractive to potential acquirors. Our principal stockholders could also approve a sale of our entire company to a potential acquiror on terms that you believe to be unattractive.

As of December 31, 1999, Mitchell Deutsch, together with his children, owned about 40.9% of our outstanding common stock, and James Garfinkel, together with his child, owned about 16.9% of our outstanding common stock. As a result, Mitchell Deutsch, James Garfinkel and their families together are able to elect a majority of our board of directors and otherwise continue to influence our policies and any other matter requiring shareholder approval (including mergers, consolidations and the sale of all or substantially all of our assets). They can also, together or with others, prevent or cause a change in control in our company.

We were recently engaged in discussions regarding a possible sale of the company to a larger real estate related Web site operator, and we anticipate from time to time in the future that similar inquiries could be received and entertained by us or our principal stockholders; however, these inquiries or discussions may never progress beyond preliminary stages (and have not done so to date). On the other hand, our stockholders should recognize that it is possible for the principal stockholders of the company to accept an offer for the company at a price below the price the company or its other stockholders would accept, and by reason of the large number of shares controlled by our principal stockholders, it is possible that the company (or at least a controlling interest in the company) could be sold on terms that you may find to be unattractive. As a general matter, as well, our principal stockholders could sell their shares (and control of the company) without including our other shareholders in such transaction (or giving them the opportunity to sell their shares on the same terms).

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

                         ITEM 2. DESCRIPTION OF PROPERTY

We lease office space at 115 Stevens Avenue Valhalla, NY 10595, under a five year noncancelable lease expiring December 31, 2000. We pay property taxes, insurance, and other related expenses to the leased properties. Our rent expense was $91,908 and $87,575 for the years ended December 31, 1999 and 1998, respectively. Additionally, we signed a lease for our New York City office this year, which houses our sales, marketing, and Web development and Web site management operations. The New York City lease expires June 30, 2004, and provides for an annual aggregate rent of $37,178.

                            ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that, if determined adversely to us, we believe would have a material adverse effect on our business.

We are currently involved in litigation with a stockholder of Taconic involving a note payable in the amount of $298,702. The outcome of this litigation cannot be determined at this time. We have asserted affirmative defenses and counterclaims in this litigation, and we believe that no additional material liabilities will result from this suit. We have classified the note as currently due in our 1999 financial statements.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the OTC Bulletin Board since July 29, 1999, under the symbol "MDDC." The range of high and low bid quotations for our common stock since July 29, 1999 is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect retail markups, mark downs or commissions.

                Quarter ended:                 High        Low
                -------------                  ----        ---
                December 31, 1999             $5.625       $2.875
                September 30, 1999             $8.00       $3.00
                Prior to July 29, 1999         N/A         N/A

The last reported sale price of our common stock on the OTC Bulletin Board on March 15, 2000 was $5.50 per share. At December 31, 1999, there were 7,660,948 shares of common stock outstanding, which were held by approximately 490 stockholders of record. We have not paid any cash dividends on our common stock since our formation. The payment of dividends, if any, in the future, is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Our board of directors does not presently intend to declare any dividends on our common stock in the foreseeable future.

We anticipate that all of our earnings and other resources, if any, will be retained by us for investment in our business. We are not subject to any material contractual restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

We sold 781.12, 240.66 and 539.45 shares of Series A Cumulative Convertible Preferred Shares (the "Series A Preferred Shares") on November 1, 1999, November 5, 1999 and November 30, 1999, respectively, and 473,670, 36,108 and 80,952
Common Stock Purchase warrants (the "Warrants") on November 1, 1999, November 5, 1999 and November 30, 1999, respectively. These securities were sold to accredited investors in an offering exempt from registration under Rule 506 of Regulation D under the Securities Act. The total offering price for these securities was $1,472,000 and the proceeds less expenses were used for general corporate purposes.

Each share of Series A Cumulative Convertible Preferred Stock is convertible, at any time at the option of the holder thereof, into 450 validly issued, fully paid and nonassessable shares of common stock.

Series A Preferred Stock holders are entitled to an adjustment in the conversion ratio upon specified events, including a subdivision or combination of our outstanding common stock, certain dividends and distributions, reclassifications or recapitalization.

The Warrants may be exercised by paying the exercise price in cash or by tendering warrants with a cash value equal to the exercise price, as determined from the closing price of our common stock on the day of exercise as reported on the OTC Bulletin Board or other national market system.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The statements contained in this section that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements or to reflect the occurrence of unanticipated events. Many important factors affect our ability to achieve its objectives, including, among other things, technological and other developments in the Internet field, intense and evolving competition, the lack of an "established trading market" for our shares, and our ability to obtain additional financing, as well as other risks detailed from time to time in our public disclosure filings with the SEC.

Our financial condition and results for periods prior to April 2, 1999 are almost entirely attributable to the historical results of TDC, which was deemed the acquiror for accounting purposes in our business combination with TDC that was completed on April 2, 1999.

RESULT OF OPERATIONS FOR FISCAL YEARS ENDED 1999 AND 1998

Our total revenues for the fiscal year ended December 31, 1999, were $2,488,434 compared to $1,966,713 for the fiscal year ended December 31, 1998. $874,218 of revenues in 1999 were attributable to non-recurring income received in the second quarter of 1999 on existing agreements and to the recognition of deferred revenue on a previously prepaid licensing agreement. We anticipate that within the next few quarters, we will begin to receive material revenues from new sources, namely Internet advertising, Web site subscriptions, sales of eReports and eLeads, as well as from further licensing of our content to real estate related Internet sites. We expect, but can not guarantee, that for calendar year 2000, more than half our revenue will be derived from these new Internet related sources, whereas for the fiscal year 1999, these revenue sources provided only 14.1% of our total revenues. Our revenue from Internet related sources during 1998 was negligible.

Our cost of sales for the fiscal year ended December 31, 1999 was $753,013 compared to $1,182,158 for the fiscal year ended December 31, 1998. Our cost of sales fell in 1999 primarily as a result of the reassignment of many of our data acquisition employees to Web site development functions as part of the transition of our business to the Internet. Primarily as a result of our cost of sales improvements, and our increased Internet related revenues, our gross margin averaged 70% of total revenues during the fiscal year ended December 31, 1999, compared to 40% of total revenues during the fiscal year ended December 31, 1998. We anticipate that our gross margins in future periods could continue to improve, but at a much more modest rate, based on our belief that our total revenues will increase faster than our related costs of sales as we move the primary means of distributing our data products to the Internet and we expand our revenue sources to include the new Internet related sources described above which can be derived by us with very little in the way of incremental costs beyond the fixed Internet costs that we have already invested or have budgeted for future periods. Our cost of goods sold includes referral and revenue sharing payments that we will be required to make to third party Web site operators for certain types of Internet related revenues under our agreements with such operators. To date, these payments have not been significant, but we expect that as our Internet related revenues grow, these payments to third party Web site operators will grow as well.

Operating expenses increased from $2,352,893 for the fiscal year ended on December 31, 1998 to $4,573,958 for the fiscal year ended December 31, 1999. This increase is largely attributable to our Web site development expenses of approximately $880,433 incurred during 1999. Prior to the commencement of the transition of our business to the Internet, we had no Web site development expenses and, accordingly, our Web site development expenses during the fiscal year ended on December 31, 1998 were negligible. Our $880,433 of Web site development expenses during 1999 includes our payroll expenses for all our new hires and internal transferees assigned to Web site development activities. Our payroll expenses for other new hires not assigned to Web site development activities, primarily sales staff, also grew significantly in the 1999 fiscal year over the 1998 fiscal year. A substantial portion of our payroll expense increases are attributable to non-cash charges arising from increased stock-based compensation provided to new hires and existing staff members. We expect payroll expenses to increase in future periods, as well, as we continue to build out our management team and a national sales force.

Our net loss increased from $1,646,795 for the fiscal year ended December 31, 1998 to $2,829,346 for the fiscal year ended December 31, 1999. In other income/expense, we recorded $215,000 of legal and accounting expenses incurred in connection with our acquisition of TDC in 1999. During these periods for 1998 and 1999, our net loss per share increased from $0.27 to $0.41.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, our cash balance was $619,546 and we had a working capital deficit (excluding deferred revenue) of $474,904. For the fiscal year ended December 31, 1999, our net cash used in operating activities was $1,244,102. Of this $1,244,102, we used $215,000 for non-recurring merger and acquisition expenses relating to our purchase of TDC.

Total cash flows from financing activities increased from $199,038 for the fiscal year ended on December 31, 1998 to $2,111,013 for fiscal year ended December 31, 1999.

Our working capital requirements depend upon numerous factors, including, without limitation, levels of resources that we devote to the further development of our Web site and marketing capabilities, technological advances, status of competitors and our ability to establish collaborative arrangements with other organizations. We are seeking to raise up to $15 million of additional capital from private investors and institutional money managers prior to May, 2000, but there can be no assurance that we will be successful in doing so. If we are not successful in raising any of this additional capital, our current cash resources are expected to be sufficient to fund our current operations only into the second quarter of 2000. We intend to accelerate our development and infrastructure spending in the coming calendar quarters if we have sufficient capital resources available to do so, however, our ability to do so is highly uncertain at this time. Our independent auditors have noted in their report on our 1999 financial statements that there are existing uncertain conditions that we face relative to our capital raising activities, and these conditions raise substantial doubt as to our ability to continue as a going concern.

                          ITEM 7. FINANCIAL STATEMENTS

The information required by this item is incorporated by reference to the Financial Statements set forth on pages F-1 through F-20 hereof.

                         ITEM 8. CHANGES IN ACCOUNTANTS

Effective June 15, 1999, Thomas P. Monahan, our independent auditor for the fiscal year ended September 30, 1998, was dismissed by us as part of our transition activities following the completion of our acquisition of TDC. Effective June 15, 1999, our board of directors appointed Marcum & Kliegman LLP, the independent auditors for TDC, as our new independent auditors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT DIRECTORS AND EXECUTIVE OFFICERS

Our Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

           NAME                   AGE        POSITION
           ----                   ---        --------

      Mitchell F. Deutsch........ 43    Chief Executive Officer and President,
                                        Chairman of the Board

      John Evans................. 39    Chief Financial Officer and Executive
                                        Vice-President - Corporate Development

      Mark Nathan................ 34    Chief Technical Officer

      Sarah Ferguson............. 41    Chief Sales Officer

      James Garfinkel............ 42    Secretary, Treasurer, Vice President,
                                        Director

      Thomas Ingegneri........... 55    Director

MITCHELL DEUTSCH has been a member of our board of directors and our Chief Executive Officer and President since April 2, 1999. He assumed these positions in connection with our acquisition of TDC. Mr. Deutsch is also the Chairman of the Board of Directors and the President and Chief Executive Officer of TDC, positions which he held since 1992. Mr. Deutsch has developed and marketed information products and services to the real estate industry since 1987, when he was a partner in Real Estate Resources Corp. and responsible for new business development, sales and marketing. In this position Mr. Deutsch sold database products and services to the commercial and residential real estate markets. Mr. Deutsch's background in technology and information began in 1980 at Sony Corp. where as Advertising Director for the Consumer Audio Division, he introduced the Sony Walkman and over 100 other consumer audio products to the U.S. market. In 1983 Mr. Deutsch wrote "Doing Business With the Japanese" published by New American Library in five languages. Between 1983 and 1987, Mr. Deutsch co-developed Warner Audio Publishing, a large books on tape company which was subsequently sold to Warner Communications. Mr. Deutsch is a graduate of Rutgers College, with a Bachelor of Arts degree in Communications.

JOHN EVANS was promoted November 30, 1999, to Chief Financial Officer and Executive Vice President - Corporate Development. He previously served as our Senior Vice President - Corporate Development, Finance and Mergers and Acquisitions since April 1999. Prior to joining us, Mr. Evans was President of Asia Media Inc., a management consulting firm founded in 1993 that supported Asian and U.S. new media, broadcasting and cable communications companies with their expansion needs in areas that included mergers, acquisitions, direct investments, financial planning, joint ventures, licensing and royalty agreements, and strategic alliances. Clients included NBC, China Online, and Landmark Communications. Prior to 1993, Mr. Evans served as a Vice President for The Bank of New York. Mr. Evans is a graduate of The University of Michigan with a bachelor of arts degree in International Relations and English Literature. Mr. Evans is also a Strauss Fellow and earned a masters degree in international banking, business and finance from Columbia University's School of International and Public Affairs.

MARK NATHAN has been our Chief Technical Officer since March, 2000. From 1997 until joining us, he was Director of Professional Services for the Enterprise Division of Apple, where he was responsible for overseeing the entire division's technical and project staff for large scale e-commerce development projects. Prior to Apple, Mr. Nathan served as a Technical Architect for NeXT Software (1995 to 1997) where he was responsible for the initial launch of Disney.com and the 3 subsequent launches. In his role as Technical Architect, Mr. Nathan created re-usable frameworks for searching the Family.com databases, engineered, implemented and deployed all intranet applications for Family.com and supervised all editors, authors, production managers, and technology staff throughout the lifespan of the project. From 1993 to 1995 he served as a Project Manager at SHL Systemhouse where he built and managed a team of 14 developers on a Commercial Accounting System throughout the two year life cycle for the Integrated Commodity Trading System (ICTS) at Phibro Energy, a division of Salomon Brothers, Inc. Mr. Nathan received his bachelor of arts degree in Electrical and Computer Engineering at the University of Colorado, Boulder in 1991 and completed masters of science coursework in Electrical and Computer Engineering at the University of Colorado, Boulder through 1993, with an emphasis in Control Systems, Software Engineering, Robotics and Geotechnical Engineering.

SARAH FERGUSON has been our Chief Sales Officer since March, 2000. Ms. Ferguson was, from 1997 until joining us, Senior Vice President, Sales and Services for Insurance Services Office, Inc., a $350 million provider of statistical, actuarial, underwriting and claims information to the property/casualty insurance industry, where she led the planning and direction of sales, service and marketing operations for Internet/E-Commerce based products and services worldwide. From 1989 to 1996, she was Vice President, Sales and Service for the Standard & Poor's subsidiary of McGraw-Hill, where she was responsible for developing a sales and service operation that increased new sales to $30 million in electronically delivered ratings information while maintaining the existing renewal business of $300 million. Ms. Ferguson received her bachelor of arts degree in Business and History from Portland State University, an MBA in Finance from the Fordham University School of Business Administration and attended Officers Candidate School, TBS for Officers, Officers School for Intelligence Operations.

JAMES GARFINKEL has been a member of our board of directors and our Secretary, Treasurer and a Vice-President since April 2, 1999. He assumed these positions in connection with our acquisition of TDC. Mr. Garfinkel is also a Director and the Secretary, Treasurer and Vice President of Product Development at TDC, positions which he has held since 1992. From 1987 to 1990, Mr. Garfinkel was a manager in Real Estate Resources Corp. Mr. Garfinkel began his business career as a commodity futures trading desk manager at PaineWebber and Merrill Lynch in New York. Mr. Garfinkel is a graduate of Hamilton College, with a bachelor of arts degree in Economics.

THOMAS INGEGNERI has been a member of our board of directors since April 2, 1999. He assumed this position in connection with our acquisition of TDC. Mr. Ingegneri is also a Director of TDC, a position which he held since 1995. Since 1990, Mr. Ingegneri has been the senior partner at Thomas & Associates, providing consulting services to publishing and information companies. Mr. Ingegneri has previously served in a number of senior management positions in publishing and information companies, including H.W. Wilson, Springer-Verlag, and McGraw-Hill. Mr. Ingegneri is a graduate of Franklin & Marshall College, with a bachelor of arts degree in Business.

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

Under our bylaws, officers are elected annually by our board of directors at the first meeting of our board of directors following the annual meeting of our stockholders. Each officer holds office until his or her successor has been chosen and qualified.

None of our executive officers or directors is a director of any other company with a class of equity securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

                         ITEM 10. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation earned by the persons who served as our chief executive officer during the last completed fiscal year and our two most highly compensated officers other than the chief executive officer for services rendered in all capacities for each of the last three completed fiscal years.

                               Annual Compensation

                                                                                     Securities
                                                                     Other Annual    Underlying      All Other
                                       Year    Salary      Bonus     Compensation   Options/SARs   Compensation
Name and Principal Position             $         $          $             $             #               $
-----------------------------------------------------------------------------------------------------------------

Mitchell F. Deutsch(1)................ 1999    $212,893    $11,200       $55,667     $490,000           $0
  President, Chief Executive Officer   1998     $64,487         $0      $371,163        $0              $0
  and Chairman of the Board            1997    $237,500         $0            $0        $0              $0

Edward J. Tobin(2).................... 1999          $0         $0            $0        $0              $0
  Former Chief Executive Officer,      1998          $0         $0            $0        $0              $0
  President and Director               1997          $0         $0            $0        $0              $0

James Garfinkel(1).................... 1999     $62,668     $4,800            $0     $210,000           $0
  Secretary, Treasurer and             1998     $57,645         $0       $25,455        $0              $0
  Vice-President                       1997     $35,000         $0            $0        $0              $0

John Evans                             1999     $80,099    $39,500            $0     $228,000           $0
  Chief Financial Officer and          1998          $0         $0            $0        $0              $0
  Executive Vice President -           1997          $0         $0            $0        $0              $0
  Corporate Development

-----------------------------------------------------------------------------------------------------------------

(1) The salary information, prior to April 2, 1999, relates to their employment with Taconic Data.

(2) Mr. Tobin resigned as an executive officer and director on April 2, 1999 in connection with our acquisition of TDC.

Option/SAR Grants in Last Fiscal Year (Individual Grants)

The following table contains information concerning the stock option grants made to the following executive officers for the fiscal year ended December 31, 1999. No stock appreciation rights were granted to these individuals during such year.

                                                   Number of    Percent of total
                                                  Securities      options/SARs
                                                  Underlying       granted to
                                                 Options/SARs     employees in     Exercise or    Expiration
Name and Principal Position                         granted       fiscal year(1)    Base Price       Date
---------------------------------------------------------------------------------------------------------------

Mitchell Deutsch                                    490,000           37.1%           $1.10     June 20, 2004
  President, Chief Executive Officer
  and Chairman of the Board

James Garfinkel                                     210,000           15.9%           $1.10     June 20, 2004
  Secretary, Treasurer and Vice-
  President

John Evans                                          128,000           9.7%           $1.00     June 21, 2009
  Chief Financial Officer and Executive Vice        100,000           7.6%           $3.02     Oct. 11, 2009
  President - Corporate Development

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1999. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

                                    Number of Securities Underlying            Value of Unexercised
                         Shares      Unexercised Options at FY-End      In The Money Options at FY-End(2)
                      Acquired on                (#)
Name                  Exercise(#)   Exercisable       Unexercisable     Exercisable         Unexercisable
-----------------------------------------------------------------------------------------------------------
Mitchell Deustch           0           98,000            392,000           $259,700          $1,038,800

James Garfinkel            0           42,000            168,000           $111,300          $  445,200

John Evans              123,000        38,334             66,666           $ 38,083          $   48,666

----------
(1) Percentage based on 1,320,921 options outstanding at the end of the fiscal year ending December 31, 1999.

(2) Based on the fair market value of the Common Stock at year-end, $3.75 per share, less the exercise price payable for such shares.

Stock Option Plan

A total of 1,750,000 shares of Common Stock have been reserved for issuance under our 1999 Stock Option Plan (the "Plan"). Our Plan was adopted by the Board of Directors in June 1999 and approved by our stockholders in July 1999. The Plan will continue in effect until the earlier of its termination by the Board or the date on which all of the shares of Common Stock available for issuance under the Plan have been issued and all restrictions on such shares under the terms of the Plan and agreements evidencing options granted under the Plan have lapsed. However, all options shall be granted, if at all, within 10 years from the date the Plan was adopted by the Board or the date the Plan is duly approved by our shareholders. Employees, directors and consultants are eligible to receive options under the Plan.

The Plan provides for the grant of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and the grant of nonstatutory stock options (the "Options"). Incentive stock options may be granted only to employees. The Plan is administered by our Compensation Committee or other duly appointed committee of our board of directors, if appointed, which determines the terms of the options granted, including the exercise price, the number of shares subject to the option, and the schedule on which the option becomes exercisable.

The Plan requires that the exercise price for each Option shall be established in the sole discretion of the Compensation Committee; provided, however, that the exercise price per share for an incentive option shall be not less than the fair market value of a Share on the effective date of grant of the option, the exercise price per share for a nonstatutory option shall be not less than 85% of the fair market value of a share on the effective date of grant of the option, and no option granted to an officer, director or greater than 10% shareholder shall have an exercise price per share less than 110% of the Fair Market Value of a Share on the effective date of grant of the Option. The maximum term of options granted under the Plan is 10 years.

Generally, any vested option held by a recipient who ceases to be employed or retained by us may be exercised by such recipient within thirty days after such recipient ceases to be employed or retained by us, or within one year after an individual recipient ceases to be employed or retained in the case of death or disability, respectively.

Pursuant to the Plan, as of December 31, 1999, options to purchase 1,320,921 shares of Common Stock were outstanding, with exercise prices between $1.00 and $4.00 per share, and 232,348 of the options were vested and exercisable at that time.

Options issued under our 1999 Stock Option Plan do not confer upon recipients thereof any voting or any other rights of stockholders.

Changes-In-Control under the Deutsch and Garfinkel Option Agreements

Upon any change in control of our company, occurring after June 21, 1999, that is reported under Item 1 of any Current Report on Form 8-K that is filed by us with the Securities and Exchange Commission, Mitchell Deutsch and James Garfinkel shall immediately acquire a vested interest in any of their remaining unvested Options.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 15, 2000, regarding the beneficial ownership of our common stock. The table includes:

o each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

o each of our directors who beneficially owns any shares of our common stock;

o each of our named executive officers set forth in the Summary Compensation Table above who beneficially owns any shares of our common stock; and

o     all of our directors and named executive officers as a group.

For purposes of this table, information as to the shares of common stock is calculated based on 7,660,948 shares of common stock outstanding on December 31, 1999.

Name                                        Amount(2)             Percent
----                                        ---------             -------

Directors

Mitchell Deutsch(3)                         3,262,174              42.6%
c/o MonsterDaata.com, Inc.
115 Stevens Avenue
Valhalla, NY 10595

John Evans                                    135,800               1.8%
c/o MonsterDaata.com, Inc.
115 Stevens Avenue
Valhalla, NY 10595

James Garfinkel(4)                          1,335,781              17.4%
c/o MonsterDaata.com, Inc.
115 Stevens Avenue
Valhalla, NY 10595

----------

(2) For purposes of this table, "beneficial ownership" is determined in accordance with the Instructions to Item 403 of Regulation S-B under the Securities Act of 1933, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within 60 days after the date of this prospectus are deemed to be outstanding and beneficially owned by such person or persons but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 103,104 shares owned by Mitchell Deutsch's dependent children and 98,000 shares issuable under options exercisable within 60 days. Also includes 23,100 shares issuable within 60 days upon the conversion of
      51.33 shares of Series A Cumulative Convertible Preferred Stock jointly owned with his wife Eve Silverman, as well as 7,700 shares issuable upon exercise within 60 days of outstanding warrants. These 30,800 shares are registered for sale. Does not include 154,000 shares issuable upon conversion within 60 days of Series A Cumulative Convertible Preferred Stock or upon exercise of outstanding warrants owned by pension accounts managed for the benefit of Eve Silverman.

(4) Includes 23,040 shares owned by James Garfinkel's dependent child and 42,000 shares issuable under options exercisable within 60 days.

Thomas Ingegneri(5)                           119,764               1.6%
54 South Main St.
Cranbury, NJ 08512

Directors and named executive
officers as a group                         4,853,519              63.4%

5% Shareholders

Marc Siden(6)                                 476,129               6.2%
200 Mercer St., #2D
New York, NY 10003

Barry Garfinkel(7)                            421,722               5.5%
919 Third Ave.
New York, NY 10022

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth herein briefly describes transactions and proposed transactions over the past 2 years in which we were or are to be a party, in which one of our directors, officers or 5% stockholders, or an immediate family member of one of those parties, had or is to have a material interest.

On July 21, 1999, we provided to Mr. John Evans, Chief Financial Officer and Executive Vice President - Corporate Development, a $118,000 secured loan at 6% interest. The full amount of the loan was used to exercise options for 118,000 shares of MonsterDaata's stock with an exercise price of $1.00 per share, which shares secure the loan. The entire principal amount of the loan and any accrued interest is fully payable upon demand by MonsterDaata. During December 1999, $25,000 of this note was repaid.

On December 31, 1997 our notes payable to related parties were to Mitchell Deutsch and James Garfinkel, totaling $472,459 (including accrued interest of $22,459). On June 8, 1998 the notes were converted to equity.

----------

(5)   These shares are held in the name of Thomas Associates.

(6) These shares are held in the name of What About Me, Inc., an entity owned by Marc Siden. Marc Siden has been working with us since April 1999 as a sales consultant with the title "Senior Vice-President - Business Development." In 1998, Mr. Siden served as President of New Beginnings Venture Group, a venture capital firm that provided bridge funding to TDC. In 1993, Mr. Siden was employed as a Managing Director of Biltmore Securities, a small regional brokerage firm. In August 1997, Mr. Siden consented to the entry of an order by the SEC in connection with his prior association with Biltmore Securities, without admitting or denying the facts or findings contained in such order, which suspended him from associating with any broker, dealer, municipal securities dealer, investment company or investment advisor for a period of 12 months and ordered him to cease and desist from engaging in specified violations of U.S. federal securities laws.

(7) Includes 46,200 shares of common stock issuable within 60 days upon the conversion of 102.67 shares of Series A Cumulative Convertible Preferred Stock held by Barry Garfinkel, as well as 15,400 shares issuable upon exercise within 60 days of outstanding warrants. These 61,600 shares are registered for sale. Barry Garfinkel is James Garfinkel's father.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      Exhibit No.    Description
      -----------    -----------

          2.1 Acquisition Agreement and Plan of Reorganization, dated March 26, 1999, between the registrant (formerly known as D-Vine, Ltd.), certain stockholders of registrant, TDC and certain stockholders of TDC (incorporated by reference to our Current Report on Form 8-K filed with the SEC April 16, 1999, Exhibit (c)(1), file No. 033-01599).

          3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to our amendment to our Annual Report filed on Form 10-KSB/A with the SEC on December 7,
                     1999).

          3.2 Amended and Restated By-laws (incorporated by reference to our amendment to our Annual Report filed on Form 10-K/A with the SEC on December 7, 1999).

          4.1 Certificate of Designations, Preferences and Rights for the Series A Cumulative Convertible Preferred Stock (incorporated by reference to our amendment to our Annual Report filed on Form 10-KSB/A with the SEC on December 7,
                     1999).

           4.2 Certificate of Designations, Preference and Rights of Series B Cumulative Convertible Preferred Stock.

          10.1 1999 MonsterDaata.com, Inc. Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed with the SEC June 18, 1999, Exhibit 99.1, file No. 333-81097).

          11.1       Statement re: computation of per share earnings.

          21.1 List of our subsidiaries (incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on December 21, 1999).

          27.1       Financial Data Schedule

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

Signature                  Title                                       Date
---------                  -----                                       ----


/s/ Mitchell Deutsch       President and Chief Executive          March 29, 2000
------------------------   Officer, Director
Mitchell Deutsch           (Principal Executive Officer)


/s/ John Evans             Chief Financial Officer and            March 29, 2000
------------------------   Executive Vice President - Corporate
John Evans                 Development (Principal Accounting
                           and Financial Officer)


/s/ James Garfinkel        Secretary, Treasurer, Vice-President,  March 29, 2000
------------------------   Director
James Garfinkel


/s/ Thomas Ingegneri       Director                               March 29, 2000
------------------------
Thomas Ingegneri

                                                          MONSTERDAATA.COM, INC.

                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                 F-1

FINANCIAL STATEMENTS

  Balance Sheet as of December 31, 1999                                 F-2 - F3

  Statements of Operations for the Years Ended December 31,
   1999 and 1998                                                             F-4

  Statement of Changes in Stockholders' Deficiency for Years
   Ended December 31, 1999 and 1998                                     F-5 -F-6

  Statements of Cash Flows for the Years Ended December 31,
   1999 and 1998                                                       F-7 - F-8

NOTES TO FINANCIAL STATEMENTS                                          F-9 - F22

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
MonsterDaata.com, Inc.

We have audited the accompanying balance sheet of MonsterDaata.com, Inc. as of December 31, 1999 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MonsterDaata.com, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company incurred a net loss of $2,829,346 during the year ended December 31, 1999, and, as of that date, the Company's current liabilities exceeded its current assets by $923,046, and its total liabilities exceeded its total assets by $613,215, and there are existing uncertain conditions that the Company faces relative to capital raising activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/ Marcum & Kliegman LLP

February 18, 2000
New York, New York

                                                          MONSTERDAATA.COM, INC.

                                                                   BALANCE SHEET

                                                               December 31, 1999
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $ 619,546
  Accounts receivable, net of allowance for doubtful
    accounts of $35,000                                     297,516
  Prepaid expenses                                           37,534
                                                          ---------
      Total Current Assets                                            $  954,596

PROPERTY AND EQUIPMENT, Net                                              380,710

OTHER ASSETS
  Security Deposits                                                       16,588
                                                                      ----------
      Total Assets                                                    $1,351,894
                                                                      ==========

      The accompanying notes are an integral part of these financial statements.

                                                          MONSTERDAATA.COM, INC.

                                                                   BALANCE SHEET

                                                               December 31, 1999
--------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

  Accounts payable and accrued expenses                $ 1,074,464
  Deferred revenue-current                                 448,142
  Current maturities of capital lease obligation            56,334
  Note payable, stockholder                                298,702
                                                       -----------

      Total Current Liabilities                                      $1,877,642

OTHER LIABILITIES
  Capital lease obligations                                 14,548
  Deferred revenue-noncurrent                               72,919
                                                       -----------

      Total Other Liabilities                                            87,467
                                                                      ---------

      TOTAL LIABILITIES                                               1,965,109

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.01 par value; 10,000,000
    shares authorized:
    Series A cumulative convertible preferred stock,
      $0.01 par value; $1,000 stated value; 2,000
      shares authorized, 1,561.23 shares issued and
      outstanding; 20.53 shares subscribed               1,581,760
  Common stock, $0.01 par value; 50,000,000 shares
    authorized, 7,660,948 issued and outstanding            76,609
  Additional paid-in capital                             3,036,154
  Options and warrants                                     535,665
  Note receivable, stockholder                             (95,950)
  Accumulated deficit                                   (5,747,453)
                                                       -----------

      TOTAL STOCKHOLDERS' DEFICIENCY                                   (613,215)
                                                                     ----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIENCY                                                     $1,351,894
                                                                     ==========

      The accompanying notes are an integral part of these financial statements.

                                                          MONSTERDAATA.COM, INC.

                                                        STATEMENTS OF OPERATIONS

                                  For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                        1999              1998
                                                     ---------------------------

SALES                                                $ 2,488,434    $ 1,966,713

COST OF SALES                                            753,013      1,182,158
                                                     -----------    -----------

      GROSS PROFIT                                     1,735,421        784,555
                                                     -----------    -----------

OPERATING EXPENSES
  Website development costs                              880,433             --
  Selling, general and administrative expenses         3,693,525      2,352,893
                                                     -----------    -----------

      TOTAL OPERATING EXPENSES                         4,573,958      2,352,893
                                                     -----------    -----------

      OPERATING LOSS                                  (2,838,537)    (1,568,338)
                                                     -----------    -----------

OTHER INCOME (EXPENSE)
  Interest income (expense), net                           9,599        (78,156)
  Other income                                               342             24
                                                     -----------    -----------

      TOTAL OTHER INCOME (EXPENSE)                         9,941        (78,132)
                                                     -----------    -----------

      LOSS BEFORE INCOME TAXES                        (2,828,596)    (1,646,470)

INCOME TAXES                                                 750            325
                                                     -----------    -----------

      NET LOSS                                       $(2,829,346)   $(1,646,795)
                                                     ===========    ===========

Weighted average number of shares outstanding          6,956,929      6,024,773
                                                     ===========    ===========

Net loss per share
  Basic and Diluted                                  $     (0.41)   $     (0.27)
                                                     ===========    ===========

      The accompanying notes are an integral part of these financial statements.

                                                          MONSTERDAATA.COM, INC.

                               STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                  For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


                               Preferred Stock
                         ----------------------------             Common
                               Shares                             Stock    Additional  Options
                         ------------------ Par Value           Par Value   Paid-in      and        Note    Accumulated
                         Subscribed  Issued   $0.01    Shares     $0.01     Capital    Warrants  Receivable   Deficit        Total
                         -----------------------------------------------------------------------------------------------------------

BALANCE - January 1, 1998       --      --    $--    2,803,750  $28,038   $  (26,038)   $--        $--     $(1,271,312) $(1,269,312)

  Stock transaction
   among Stockholders                                                        140,330                                        140,330

  Conversion of accounts
   payable                                             162,143    1,621      225,379                                        227,000

  Conversion of debt                                   758,158    7,582      962,836                                        970,418

  Capital contribution                                                       228,562                                        228,562

  Stock-based
   compensation                                         51,050      511       70,959                                         71,470

  Issuance of stock for
   services                                            110,340    1,103      379,144                                        380,247

  Reorganization                                     2,139,332   21,393      (21,393)                                            --

  Net loss                      --      --     --           --       --           --     --         --      (1,646,795)  (1,646,795)
                               ---     ---    ---   ----------  -------   ----------    ---        ---     -----------   ----------

BALANCE - December 31,
 1998 (Forward)                 --      --    $--   6,024,773   $60,248   $1,959,779    $--        $--     $(2,918,107)   $(898,080)
                               ===     ===    ===   =========   =======   ==========    ===        ===     ===========   ==========

      The accompanying notes are an integral part of these financial statements.

                                                          MONSTERDAATA.COM, INC.

                                  For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


                                 Preferred Stock
                       ----------------------------------            Common
                             Shares                                  Stock    Additional   Options
                       ------------------       Par Value          Par Value   Paid-in       and        Note
                       Subscribed  Issued         $0.01    Shares    $0.01     Capital     Warrants  Receivable
                       -----------------------------------------------------------------------------------------

BALANCE - December 31,
 1998 (Forward)            --           --    $--         6,024,773  $60,248  $1,959,779   $     --  $     --

Exercise D-Vine warrant
 and issuance of new
 warrants                                                 1,000,000   10,000   1,070,509     83,531

Options granted under
 stock option plan                                                                          215,355

Issuance of options                                                               42,000     33,000

Exercise of stock
 options by employees
 and consultants                                            270,500    2,705     316,420    (48,625) (118,000)

Conversion of accounts
 payable                                                    113,142    1,131     228,869     82,500

Issuance of preferred
 stock and warrants                1,561.23    1,561,230                      (1,165,685)   757,221

Exercise of warrants on
 a cashless basis                                           252,533    2,525     584,792   (587,317)

Preferred stock
 subscripted               20.53         --       20,530         --       --        (530)        --        --

Payments received on
 note receivable,
 net of accrued
 interest of $2,950                                                                                    22,050

Net loss                      --         --           --         --       --          --        --         --
                           -----  ---------   ----------  ---------  -------  -----------  --------  --------

Balance - December 31,
 1999                      20.53   1,561.23   $1,581,760  7,660,948  $76,609  $ 3,036,154  $535,665  $(95,950)
                           =====  =========   ==========  =========  =======  ===========  ========  ========

                             Accumulated
                               Deficit        Total
                            -------------------------

BALANCE - December 31,
 1998 (Forward)             $(2,918,107)  $ (898,080)

Exercise D-Vine warrant
 and issuance of new
 warrants                                  1,164,040

Options granted under
 stock option plan                           215,355

Issuance of options                           75,000

Exercise of stock
 options by employees
 and consultants                             152,500

Conversion of accounts
 payable                                     312,500

Issuance of preferred
 stock and warrants                        1,152,766

Exercise of warrants on
 a cashless basis                                 --

Preferred stock
 subscripted                         --       20,000

Payments received on
 note receivable,
 net of accrued
 interest of $2,950                           22,050

Net loss                     (2,829,346)  (2,829,346)
                            -----------   ----------

Balance - December 31,
 1999                       $(5,747,453)  $ (613,215)
                            ===========   ==========

      The accompanying notes are an integral part of these financial statements.

                                                          MONSTERDAATA.COM, INC.

                                                        STATEMENTS OF CASH FLOWS

                                  For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                          1999         1998
                                                     ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(2,829,346)  $(1,646,795)
                                                      -----------   -----------
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation                                         106,542       124,185
     Stock-based compensation                             531,051       211,800
     Accrued interest on (receivable) payable              (2,950)       49,980
     Decrease (increase) in accounts receivable           361,426      (341,276)
     (Increase) decrease in prepaid expense
       and other current assets                           (37,534)           45
     Increase in security deposits                         (8,255)           --
     Increase in accounts payable and accrued
      expenses                                          1,197,614       714,601
     (Decrease) increase in deferred revenue             (562,650)      766,205
                                                      -----------   -----------

         TOTAL ADJUSTMENTS                              1,585,244     1,525,540
                                                      -----------   -----------

         NET CASH USED IN OPERATING ACTIVITIES         (1,244,102)     (121,255)
                                                      -----------   -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of property and equipment                    (302,957)      (55,761)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of preferred stock           897,766            --
  Net proceeds from issuance of common stock            1,093,540            --
  Net proceeds from issuance of warrants                  223,000            --
  (Repayments of) proceeds from notes payable             (62,236)      350,000
  Repayments of notes payable, related parties            (21,833)           --
  Proceeds from notes payable, stockholders                    --        20,000
  Principal repayments of note payable, stockholders           --       (59,104)
  Payments received on note receivable, stockholder        25,000            --
  Principal repayments of capital lease obligations       (44,224)     (111,858)
                                                      -----------   -----------

         NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                  $ 2,111,013   $   199,038
                                                      -----------   -----------

      The accompanying notes are an integral part of these financial statements.

                                                          MONSTERDAATA.COM, INC.

                                  For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                          1999         1998
                                                      -------------------------
      NET INCREASE IN CASH AND CASH                   $  563,954    $   22,022
       EQUIVALENT

CASH AND CASH EQUIVALENT - Beginning                      55,592        33,570
                                                      ----------    ----------

CASH AND CASH EQUIVALENT - Ending                     $  619,546    $   55,592
                                                      ==========    ==========

SUPPLEMENTARAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the years for:

    Interest                                          $    1,957    $   21,081

  Noncash investing and financing activities:

    Purchase of equipment through capital leases      $   51,935    $   31,802
    Issuance of warrants                                 757,221            --
    Exercise of warrants on a cashless basis             587,317            --
    Exercise of options for a note                       118,000            --
    Conversion of accounts payable to options             82,500            --
    Conversion of accounts payable to notes                   --       296,666
    Conversion of accounts payable to preferred
     stock                                               275,000
    Conversion of accounts payable to common stock       230,000       227,000
    Conversion of notes payable to equity                     --       477,498
    Conversion of notes payable, related parties
     to equity                                                --       490,920
    Forgiveness of debt recorded as contributed
     capital                                                  --       228,562

      The accompanying notes are an integral part of these financial statements.

                                                          MONSTERDAATA.COM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies

     Business Combination

     D-Vine, Ltd. ("D-Vine") was originally incorporated on July 22, 1985 as an inactive company and reactived its corporate charter on September 27, 1995 in the state of Delaware. On April 2, 1999, D-Vine, a public shell, acquired 99.2% of Taconic Data Corp.'s ("Taconic") common stock in exchange for 6,000,000 shares of D-Vine's common stock (the "Acquisition"). This Acquisition, which has been treated as a capital transaction in substance, rather than a business combination, was deemed a "reverse acquisition" for accounting purposes. Accordingly, Taconic was deemed accounting acquirer and the historical financial statements prior to April 2, 1999 were those of Taconic. In the accompanying financial statements, the capital structure and earnings (losses) per share of Taconic have been retroactively restated to reflect the Acquisition as if it occurred at the beginning of the periods. On April 5, 1999, D-Vine changed its name to MonsterDaata.com, Inc. (the "Company").

     Nature of Business

     The Company is a professional business information company with a specialty in real estate and public records data. It develops and manages complex real estate and marketing information databases via Internet licensing agreements and under long-term service contracts to multiple listing services, realtor associations, and other information companies located primarily in the eastern United States.

     Minority Interest

     The minority interest is held by an entity which owns 0.8% of Taconic. This entity's interest in the net assets of Taconic has been reduced to zero. Therefore, in accordance with generally accepted accounting principles, the minority interest in Taconic's net losses has not been recorded in the accompanying financial statements.

     Change of Year End

     Subsequent to the Acquisition the Company changed its fiscal year end from September 30th to December 31st.

     Revenue Recognition

     Licensing Fees

     The Company recognizes licensing fees on a straight-line basis over the term of the respective agreements, which range from one (1) to three (3) years.

     Long Term Data Base Contracts

     The Company utilizes long-term contracts and recognizes revenue for financial statement purposes under the percentage of completion method and, therefore, takes into account the costs, estimated earnings and revenue-to-date on contracts not yet completed.

                                                          MONSTERDAATA.COM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies, continued

     Revenue Recognition, continued

     Long Term Data Base Contracts, continued

     The amount of revenue recognized at the financial statement date is the portion of the total contract price that the costs expended to date bears to the anticipated total costs, based on current estimates of costs to complete. Contract costs include all direct labor and benefits, materials unique to or installed in the project, subcontract costs and allocated indirect costs.

     Revisions in estimates of costs and earnings during the life of the contracts are reflected in the accounting period in which such revisions become known.

     At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized in the financial statements.

     Deferred Revenue

     The deferred revenue represents billings in excess of costs and estimated earnings on uncompleted contracts in the amount of $58,561 and unamortized licensing fees in the amount of $462,500 at December 31, 1999.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 1999.

     Property and Equipment and Depreciation

     Property and equipment is stated at cost and is depreciated using accelerated methods over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in income.

     Income Taxes

     The Company with the consent of their stockholders, had elected under the Internal Revenue Code to be an "S" corporation. In lieu of corporate income taxes, the stockholders of an "S" corporation are taxed on their proportionate share of the corporation's taxable income. Accordingly, no provision for federal and state income taxes has been included in the accompanying financial statements. Effective June 8, 1998, the Company became a "C" corporation under the Internal Revenue Code (see Note 6).

                                                          MONSTERDAATA.COM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies, continued

     Advertising Costs and Website Development Costs

     Advertising costs and website development costs are expensed as incurred. Total advertising costs and website development costs amounted to $911,901 and $25,147 for the years ended December 31, 1999 and 1998, respectively.

     Reclassifications

     Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

     Use of Estimates in the Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Net Income (Loss) Per Share

     The Company adopted the provision of SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year-end. All prior periods' EPS have been restated.

     Stock-Based Compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

     Fair Value of Financial Instruments

     The financial instruments of the Company are reported in the statement of financial condition at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments.

                                                          MONSTERDAATA.COM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies, continued

     Impairment of Long-Lived Assets

     Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

     Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods required for comparative purposes. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. The Company adopted this standard in 1998 and the implementation of this standard did not have any impact on its financial statements.

     Reporting of Segments

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods required for comparative purposes. SFAS No. 131 establishes the criteria for determining an operating segment and establishes the disclosure requirements for reporting information about operating segments. The Company has determined that under SFAS No. 131, it operates in one segment of service and its customers and operations are within the United States.

     Pensions and Other Benefit Plans

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", effective for fiscal years beginning after December 15, 1997, with restatement of disclosures for earlier periods required for comparative purposes. SFAS No. 132 revises certain employers' disclosures about pension and other post-retirement benefit plans. The Company adopted this standard in 1998 and the implementation of this standard did not have any impact on its financial statements.

     Computer Software Costs

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ASEC of AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective for fiscal years beginning after December 15, 1998. SOP No. 98-1 requires that certain costs of computer software developed or obtained for internal use be continued capitalized and amortized over the useful life of the related software. The Company adopted this standard in 1999 and the implement of this standard did not have a material impact on its financial statements.

                                                          MONSTERDAATA.COM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies, continued

     Start-up Activities Costs

     In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities", and effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this standard in 1999 and the implement of this standard did not have a material impact on its financial statements.

     Accounting Developments

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999, which has been deferred to June 15, 2000 by publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

NOTE 2 - Property and Equipment

     Property and equipment at December 31, 1999 and 1998 consist of the following:

                                                                    Estimated
                                                                      Useful
                                                      Amount          Lives
                                                  ----------------------------
     Furniture and fixtures                        $  103,247       5-7 years
     Computer equipment and software                  965,619       3-5 years
                                                   ----------
                                                    1,068,866

     Less: accumulated depreciation                  (688,156)
                                                   ----------
           Property and Equipment, Net             $  380,710
                                                   ==========

     Depreciation expense for the years ended December 31, 1999 and 1998 was $106,542 and $124,185, respectively.

                                                          MONSTERDAATA.COM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Capitalized Lease Obligations

     The Company is the lessee of equipment under certain capital leases expiring through the year 2001. The assets and liabilities are recorded at fair-market value. The assets are being depreciated over their estimated useful lives. Depreciation of assets under capital leases amounted to $57,582 and $77,720, respectively. The following is a summary of property held under capital leases included in equipment:

     Equipment                                                        $ 407,255

     Less: accumulated depreciation                                    (342,249)
                                                                      ---------
                                                                      $  65,006
                                                                      =========

     Minimum future lease payments under capital leases as of December 31, 1999 for each of the next two years, and in the aggregate, are as follows:

                         For the Year Ending
                             December 31,                      Amount
                    -----------------------------------------------------
                                 2000                          $59,632
                                 2001                           20,780
                                                               -------

                         Total minimum lease
                         payments                               80,412

                    Less: amount representing
                           interest                             (9,530)
                                                               -------

                    Present value of net minimum
                      lease payments                            70,882

                    Less:  Current portion                      56,334
                                                               -------

                         Long-term portion                     $14,548
                                                               =======

     Interest rates on capitalized leases vary from 5.43% to 17.43% and are imputed based on the lessors' implicit rate of return.

                                                          MONSTERDAATA.COM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Note Payable, Stockholder

     Note payable to a stockholder of Taconic is payable in 36 monthly installments of $12,902 including interest of 9.71% per annum. At December 31, 1999, the Company is in default of this note whereby the entire balance is due and interest is accruing at the annual rate of 18% since the default date. Accordingly, the Company has classified the entire balance including accrued interest of the note as current liability. The Company is contesting the validity of the note in its entirety and is engaged in litigation with the holder (see Note 7).

NOTE 5 - Stockholders' Equity

     Activities Prior to the Acquisition

     Stock Transaction Among Stockholders

     On January 2, 1998, a stockholder of Taconic transferred 584,710 shares (valued at $0.24 per share) of common stock to an officer/stockholder for no consideration. The transferred shares have been recalculated to give retroactive effect of the stock split (see below). By transferring the shares the stockholder intended to enhance the value of his investment and improve the performance of the officer/stockholder who received the shares, which is both beneficial to the stockholder and Taconic. Therefore, Taconic recorded compensation expense of $140,330 in connection with this transaction.

     Conversion of Accounts Payable

     On June 3, 1998, Taconic converted certain accounts payables in the amount of $227,000 to common stock. Each $1.40 of trade accounts payable was converted into one (1) share of common stock, par value $.01. The total shares issued for this conversion was 162,143.

     Conversion of Debt

     On June 8, 1998, Taconic converted certain notes payable including accrued interest in the amount of $970,418 to 758,158 shares of common stock.

     Contributed Capital

     On June 8, 1998, notes payable, stockholders including accrued interest of $228,562 were forgiven and treated as contributed capital.

     Stock-Based Compensation

     On June 12, 1998, Taconic issued 51,050 shares ($1.40 per share) of common stock to two officer/stockholders for services performed which amounted to $71,470.

     Issuance of Stock for Services

     On March 22, 1999, Taconic issued 110,340 shares of common stock to certain employees and consultants for services provided which amounted to $380,247.

                                                          MONSTERDAATA.COM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - Stockholders' Equity, continued

     Activities Prior to the Acquisition, continued

     Stock Split

     On June 12, 1998, the Board of Directors of Taconic authorized a 14,018.75 for 1 stock split, thereby increasing the number of issued and outstanding shares to 2,803,750, and increasing par value to $.01 per share. In addition, the Board of Directors amended the certificate of incorporation to increase the number of common shares authorized to 6,000,000, par value $.01. All prior period financial statements of Taconic are restated to give retroactive effect of this stock split.

     Activities After the Acquisition

     Warrant

     On April 2, 1999, an existing warrant issued by D-Vine in August 1997 to purchase 1,000,000 shares of common stock was exercised, in connection with the Acquisition, with an increase in exercise price from $0.01 per share to $1.00 per share. In consideration of such increase, the Company issued to the holder an additional warrant to purchase 500,000 shares of its common stock with an exercise price of $3.00 per share for $223,000. The newly issued warrant, with an estimated fair value of $83,531 using the Black-Scholes option-pricing model, expires on March 31, 2004. An aggregate of 500,000 shares of common stock have been reserved for issuance under this warrant. In addition, the Company incurred direct expense of $58,960 in connection with this transaction.

     Conversion of Accounts Payable

     During the year ended December 31, 1999, the Company converted accounts payable in the amount of $312,500 to 113,142 shares of common stock and options to purchase 25,000 shares of common stock. The options were valued at $82,500 under the Black-Scholes option-price model.

     Series A Cumulative Convertible Preferred Stock

     On November 1, 1999, November 5, 1999 and November 30, 1999, the Company issued 781.12 shares, 240.66 shares and 539.45 shares, respectively, of its Series A Cumulative Convertible Preferred Stock (the "Series A Preferred") to investors, resulting in cash proceeds in the aggregate of $1,152,766, net of direct expenses of $319,234. In connection with the issuance, the Company authorized the designation of 2,000 shares of Series A Preferred. Holders of the Series A Preferred are entitled to a quarterly cumulative dividend equal to 1.5% of the then applicable liquidation preference, as defined.

     Each share of the Series A Preferred is convertible into 300 shares of common stock, at the option of the holder, subject to certain adjustments and conditions. The Series A Preferred will automatically convert into shares of common stock upon occurrence of the special events, as defined. In addition, the Company has filed a registration statement with the Securities Exchange Commission to register the common share issuable upon conversion of the Preferred Stock. As of February 28, 2000, the Company has not met certain conversion conditions; accordingly, the conversation rate is changed from 1:300 to 1:450.

                                                          MONSTERDAATA.COM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - Stockholders' Equity, continued

     Activities After the Acquisition, continued

     Series A Cumulative Convertible Preferred Stock, continued

     The Company also issued warrants to purchase 473,670 shares, 36,108 shares and 80,952 shares of its common stock at an exercise price of $3.75 per share, subject to adjustment, to the Series A Preferred holders for the November 1, 1999, November 5, 1999 and November 30, 1999 issuances, respectively. Of these warrants to purchase a total of 590,730 shares of common stock, warrants to purchase 473,670 shares, with an estimated fair value of $700,816 using the Black-Scholes option-pricing model, expire in November 2000, with the remaining warrants to purchase 117,060 shares, with an estimated fair value of $56,405 using the Black-Scholes option-pricing model, expiring in November 2004. On December 1, 1999, warrants to purchase 396,836 shares of common stock with an adjusted exercise price of $2.00 per share were exercised, on a cashless basis, when the market value of the common stock was $5.50 per share. 252,533 shares of the common stock were issued in connection with the exercise of such warrants.

      On January 6, 2000, the Company issued 20.53 shares of its Series A Preferred to an investor, resulting in cash proceeds of $20,000 which was received by the Company on December 9, 1999. In connection therewith, the Company issued to the investor warrants for the purchase of 3,080 shares of its common stock at an exercise price of $3.75 per share.

NOTE 6 - Income Taxes

     As discussed in Note 1 effective June 8, 1998 the Company has become a "C" Corporation under the Internal Revenue Code. For the period January 1, 1998 through June 7, 1998 the Company was taxed as an "S" corporation. The provision for income taxes for the years ended December 31, 1999 and 1998 consists of the following:

                                                           1999          1998
                                                       ------------------------
     State and Local
       Current                                              $ 750          $325
       Deferred                                                --            --
                                                          -------         -----
           Total                                            $ 750          $325
                                                          =======          ====
     Reconciliation from Federal statutory rate:
                                                           1999          1998
                                                       -------------------------

     Federal tax at 34%                                $ (961,978)    $(559,910)
     State and local taxes, net of federal benefit            750           325
     Deferred revenue                                    (230,687)      314,144
     Expenses not deductible for tax purpose               76,193        20,678
     Reserve for net operating loss                     1,116,472        32,650
     S corporation - pass through to stockholders              --       192,438
                                                       ----------     ---------

           Total                                       $      750     $     325
                                                       ==========     =========

                                                          MONSTERDAATA.COM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - Income Taxes, continued

     The components of deferred tax assets and liabilities at December 31, 1999 and 1998 consists of the following:

     Deferred tax assets

      Deferred Revenue                                     $   214,000
      Depreciation and amortization                             54,000
      Net operating loss carryforwards                       1,375,000
                                                           -----------
                                                             1,643,000

     Less: Valuation Allowance                              (1,643,000)
                                                           -----------
         Total Deferred Tax Assets                         $        --
                                                           ===========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Management concluded a valuation allowance was appropriate at December 31, 1998 due to operating losses incurred. The Company estimated the available net operating loss carryforwards to be approximately $3,438,000, which will expire on various dates through 2019.

NOTE 7 - Commitments and Contingencies

     Office Lease

     The Company leases its offices under two noncancelable leases expiring December 31, 2000 and June 30, 2004, respectively. The Company pays its portion of property taxes, insurance, and other related expenses to the leased properties. Rent expense was $111,952 and $87,575 for the years ended December 31, 1999 and 1998, respectively.

     Future minimum rental payments required under the above non-cancelable operating leases at December 31, 1999 are as follows:

                       For the Year Ending
                          December 31,         Amount
                      ----------------------------------
                              2000             $113,220
                              2001               37,822
                              2002               38,956
                              2003               40,125
                              2004               34,373
                                              ---------

                              Total            $264,496
                                               ========

                                                          MONSTERDAATA.COM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Commitments and Contingencies, continued

     Computer Lease

     The Company leases Computer under a two (2) year operating lease expiring in October 2001.

     Future minimum rental payments under the above noncancelable operating lease as of December 31, 1999 are as follows:

                            For the
                          Year Ending
                          December 31,                Amount
                        -------------------------------------
                              2000                   $12,247
                              2001                    19,890
                                                     -------
                                Total                $32,137
                                                     =======

     License Agreement

     The Company is obligated to pay a license fee for the use of software and the maintenance of the software through October 2001. The future commitment at December 31, 1999 is as follows:

                        For the Year Ending
                           December 31,             Amount
                        -----------------------------------
                               2000                $29,627
                               2001                 24,689
                                                   -------

                                Total              $54,316
                                                   =======

     Litigation

     The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

     In addition, as discussed in Note 4, note payable in the amount of $298,702 to the minority stockholder is in default. The Company is currently involved in a litigation with this stockholder. The outcome of this suit can not be determined at this time. However management believes that no additional material liabilities will result from this suit.

     Related Party Transaction

     During the year ended December 31, 1999, the Company incurred legal and consulting fees to a stockholder which amounted to $743,891.

                                                          MONSTERDAATA.COM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - Major Customers

     The Company sells a substantial portion (greater than 10% of sales) of its product to four major customers. During the years ended December 31, 1999 and 1998, sales to these customers totaled $1,814,403 (75%) and $1,408,647 (73%), respectively. As of December 31, 1999 and 1998, the amounts due from these customers included in accounts receivable were $86,445 and $161,588, respectively.

NOTE 9 - Stock Option Plan

     On June 15, 1999, the Company adopted a stock option plan (the "Plan"). The Plan provides that options may be granted to employees, officers, directors and consultants to purchase shares of its common stock. All incentive stock options granted under the Plan will have an exercise price of not less than the fair market value of the underlying common stock at the time of grant, and all non-incentive stock options granted under the Plan will have an exercise price of not less than 85% of the fair market value of the common stock at the time of grant. The board of directors (or any duly appointed committee thereof) determines the vesting period of the options upon the granting of the options. The total number of shares of common stock for which options may be granted under the Plan is 1,750,000. No stock option may be granted under the Plan after June 15, 2009.

     During the year ended December 31, 1999, the Company granted 1,424,921 and 186,500 options to its employees and consultants, respectively, with exercise prices ranging from $1.00 to $4.00. Of the 186,500 options, 75,000 options were issued for $75,000. As of December 31, 1999, 1,320,921 options are outstanding of which 232,348 options are exercisable.

     On July 26, 1999, an employee exercised his option to purchase 123,000 shares of common stock at the exercise price of $1.00 per share. The option was paid with $5,000 cash and a promissory note issued to the Company by the employee for $118,000 bearing interest of 6% per annum. Principal is due on demand and is secured by the underlying common stock. During December 1999, $25,000 of this note was repaid. In addition, 147,500 options were exercised at $1.00 per share by certain employees and consultants during the year ended December 31, 1999.

     Activities under the Plan are as follows:

                                       Number      Weighted         Weighted
                                         Of         Average          Average
                                      Options    Exercise Price   Remaining Life
                                     -------------------------------------------
     Balance - December 31, 1998            --

     Options granted                 1,611,421       $1.78          9.5 years
     Options cancelled                 (20,000)       1.00
     Options exercised                (270,500)       1.00
                                     ---------

     Balance - December 31, 1999     1,320,921
                                     ---------

                                                          MONSTERDAATA.COM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - Stock Option Plan, continued

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model was ranging from $0.25 to $4.32 per share with the following weighted-average assumptions for the year ended December 31, 1999.

                      Assumptions
     ---------------------------------------------------------------------------

     Risk-free rate                                                 5.9% - 6.45%
     Dividend yield                                                          --%
     Volatility factor of the expected market
       price of the Company's common stock                                  .10

     Average life                                                       10 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information for the year ended December 31, 1999 is as follows:

     Pro forma net loss                                            $(3,123,831)
                                                                   ===========
     Pro forma net loss per share
          - basic and diluted                                           $(0.45)
                                                                        ======

NOTE 10 - Going Concern Uncertainty

     As shown in the accompanying financial statements, the Company incurred a net loss of $2,829,346 during the year ended December 31, 1999, and, as of that date, the Company's current liabilities exceeded its current assets by $923,046, and its total liabilities exceeded its total assets by $613,215. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is in preliminary

                                                          MONSTERDAATA.COM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - Going Concern Uncertainty, continued

     discussions with an investment bank to place a secondary public offering to raise approximately $15,000,000. The ability of the Company to continue as a going concern is dependent upon the success of the offering or alternative financing arrangements. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

NOTE 11 - Subsequent events (Unaudited)

     Consulting Agreement

     On February 23, 2000, the Company entered into a six month agreement with a consulting firm to provide services for management consulting, business advisory, shareholder information and public relations services. The Company may choose to pay the consulting fees in cash or with 100,000 shares of its common stock.

     Preferred Stock Conversion

     On March 1, 2000, 11.11 shares of Series A Preferred were converted to 5,000 shares of common stock by an investor.

     Exercise of Warrants and Options

     In February 2000, warrants to purchase 7,334 shares of common stock with an adjusted exercise price of $2.00 per share were exercised, on a cashless basis, with the market value of the common stock ranging from $4.125 to $4.375 per share. 3,848 shares of the common stock were issued in connection with the exercise of these warrants.

     On March 1, 2000, warrants to purchase 1,666 shares of common stock with an adjusted exercise price of $0.50 per share were exercised for $834.

     On March 2, 2000, options to purchase 5,000 shares of common stock with an exercise price of $1.00 per share were exercised for $5,000.

     On March 4, 2000 and March 7, 2000, options to purchase 20,000 and 24,000 shares of common stock with an exercise price of $3.02 and $4.00 per share were exercised, on a cashless basis, when the market value of the common stock was $7.125 and $7.00 per share, respectively. 11,523 and 10,286 shares of the common stock were issued in connection with the exercise of these options, respectively.