Form 10QSB
period 2000-03-31
MONSTERDAATA COM INC
filed 2000-05-15
CIK 783454

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________
                       Commission file number ____________

                             MONSTERDAATA.COM, INC.
        (Exact name of small business issuer as specified in its charter)
                        (Formerly known as D-Vine, Ltd.)

                   Delaware                                  22-2732163
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                organization)                            Identification No.)

              115 Stevens Avenue
                 Valhalla, NY                                   10595
   (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (914) 747-9100

      Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of March 31, 2000, 7,776,010 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format: |_| Yes |X| No

                             MONSTERDAATA.COM, INC.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements
            CONSOLIDATED BALANCE SHEET -- As of March 31, 2000
              (Unaudited) .............................................. Page 3
            CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) --
              For the Three Months Ended March 31, 1999 and
              March 31, 2000 ........................................... Page 5
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) --
              For the Three Months Ended March 31, 1999 and
              March 31, 2000 ........................................... Page 6
            NOTES TO FINANCIAL STATEMENTS .............................. Page 8

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................ Page 10

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings .......................................... Page 13
    Item 2. Changes in Securities ...................................... Page 13
    Item 6. Exhibits ................................................... Page 14

    Signatures ......................................................... Page 14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              MONSTERDAATA.COM, INC

                                 BALANCE SHEETS
                                   (Unaudited)

ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                                            175,608
  Accounts Receivable Exclusive                                                        150,071
  Prepaid expenses and other current assets                                             15,000
                                                                                    ----------

Total Current Assets                                                                   340,679

PROPERTY AND EQUIPMENT, Net                                                            367,889

Security Deposits                                                                       16,588
                                                                                    ----------

TOTAL ASSETS                                                                           725,156
                                                                                    ==========

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                              1,609,310
  Deferred revenue - current                                                           426,941
  Notes Payable - Stockholder                                                          298,702
  Current maturities of capital lease obligation                                        34,484
                                                                                    ----------

Total Current Liabilities                                                            2,369,437
                                                                                    ----------

OTHER LIABILITIES
  Capital lease obligations, less current maturities                                     3,983
  Deferred revenue - noncurrent                                                         72,919
                                                                                    ----------

Total Other Liabilities                                                                 76,902
                                                                                    ----------

TOTAL LIABILITIES                                                                    2,446,339
                                                                                    ----------

STOCKHOLDERS' DEFICIENCY
Preferred Stock - $0.01 par value; 10,000,000 shares authorized:
  Series A cumulative convertible preferred stock - $0.01 par value;
      $1,000 stated value; 2,000 shares authorized, 1,567.32 shares
      issued and outstanding                                                         1,567,320
  Series B cumulative convertible preferred stock - $0.01 par value;
      $1,000 stated value; 2,000 shares authorized, 425 shares subscribed              425,000

Common stock - $0.01 par value; 50,000,000 shares authorized,
        7,766,010 issued and outstanding                                                77,660
Additional paid in capital                                                           3,201,561
Subscription Receivable - Series B Cumulative Convertible Preferred Stock             (200,000)
Options and warrants                                                                   307,471

Notes Receivable Stockholder                                                           (97,389)


Accumulated deficit                                                                 (7,002,806)
                                                                                    ----------

TOTAL STOCKHOLDERS' DEFICIENCY                                                      (1,721,183)
                                                                                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS - DEFICIENCY                                        725,156
                                                                                    ==========

                             MONSTERDAATA.COM, INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                  For the three     For the three
                                                                   Months ended      Months ended
                                                                  March 31, 1999    March 31, 2000
                                                                  --------------    --------------
SALES                                                              $   643,255        $   392,386

COST OF SALES                                                          373,771        $   119,528
                                                                   -----------        -----------

GROSS PROFIT                                                           269,484            272,858

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Product development costs                                                 --            446,645
  Selling, general and administrative expenses                         267,049          1,060,664
                                                                   -----------        -----------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     267,049          1,507,309
                                                                   -----------        -----------

OPERATING INCOME (LOSS)                                                  2,435         (1,234,451)

Interest (expense) net of income                                   $   (12,950)       $   (20,902)
                                                                   -----------        -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                                  (10,515)        (1,255,353)

INCOME TAXES                                                                --                 --
                                                                   -----------        -----------

NET (LOSS)                                                         $   (10,515)       $(1,255,353)
                                                                   ===========        ===========

Weighted Average Number of Shares Outstanding                        6,024,773          7,775,840
                                                                   ===========        ===========

Net Loss Per Share, Basic and Diluted                              $    (0.002)       $    (0.161)
                                                                   ===========        ===========

                 See accompanying notes to financial statements

                             MONSTERDAATA.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  For the three      For the three
                                                                                   Months ended       Months ended
                                                                                  March 31, 1999     March 31, 2000
                                                                                 -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                             (10,515)        (1,255,353)
                                                                                 -----------------------------------
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
     Depreciation                                                                      27,909             13,317
     Accrued interest receivable                                                           --             (1,439)
     Accrued interest payable                                                             597                 --
     Stock issued for services                                                        248,821                 --
     Decrease in accounts receivable                                                  166,610            147,445
     Decrease in prepaid expenses and other current assets                                 --             22,534
     Loss on disposal of fixed asset                                                       --             11,825
     Increase in accounts payable and accrued expenses                                 57,175            534,847
     Decrease in deferred revenue                                                    (498,175)           (21,201)
                                                                                 -----------------------------------

       TOTAL ADJUSTMENTS                                                                2,937            707,328
                                                                                 -----------------------------------

       NET CASH FLOWSFROM OPERATING ACTIVITIES                                         (7,578)          (548,025)
                                                                                 -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                (9,080)           (12,321)
                                                                                 -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                                75
     Net proceeds from subscribed series B preferred stock                                               143,824
     Proceeds from exercise of options                                                                     5,000
     Principal repayments of capital lease obligations                                (15,252)           (32,416)
                                                                                 -----------------------------------

   NET CASH FLOWS FROM FINANCING ACTIVITIES                                           (15,177)           116,408
                                                                                 -----------------------------------

   NET DECREASE IN CASH                                                               (31,835)          (443,938)

     CASH - Beginning                                                                  55,592            619,546
                                                                                  ----------------------------------

     CASH - Ending                                                                     23,757            175,608
                                                                                  ==================================

NON CASH ACTIVITIES

 Conversion of Series A Cumulative Convertible Preferred Stock into common stock           --             24,440

 Issuance of Series A Cumulative Convertible Preferred Stock                               --             10,000

 Series B Cumulative Convertible Preferred Stock subscription receivable                   --            200,000

 Exercise of warrants on a cashless basis                                                  --            113,714

 Exercise of options on a cashless basis                                                   --            114,275

 Conversions of accounts payable into common stock                                    131,350                 --

                             MONSTERDAATA.COM, INC.

                        Notes to the Financial Statements
                                 March 31, 2000

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

On April 2, 1999, we acquired 99.2% of the outstanding capital stock of Taconic Data Corp. ("Taconic"), a provider of database development and management services to the real estate industry. Taconic was incorporated in New York in 1992. In connection with this acquisition, Taconic became our majority-owned subsidiary and Taconic directors and officers replaced all of our directors and officers. The stockholders of Taconic were issued 6,000,000 shares of our common stock in exchange for their shares, or approximately 85% of our total outstanding common shares after giving effect to the acquisition (and the exercise of certain warrants). Accordingly, a change in control of our company occurred in connection with the acquisition, and the acquisition was deemed a "reverse acquisition" for accounting purposes.

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

Minority Interest

The minority interest referred to above is held by an entity, which owns 0.8% of Taconic. This entity's interest in the net assets of Taconic has been reduced to zero on the Consolidated Balance Sheet portion of our accompanying unaudited financial statements. Therefore, in accordance with Generally Accepted Accounting Principles, the entity's minority interest in the losses for the three month period ended March 31, 2000 and 1999 has not been recorded on our accompanying unaudited financial statements. This minority interest in losses will remain unrecognized in our future financial statements unless and until they are fully offset, in the aggregate, by the entity's minority interest in future profits of Taconic. We are pursuing legal actions to recover the shares issued to the entity.

Basis of Presentation

Our accompanying unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to the financial statements and in conjunction with our audited financial statements contained in our Form 10-KSB (filed on March 30, 2000).

NOTE 2 - STOCK HOLDERS' EQUITY

Series A Cumulative Convertible Preferred Stock

On January 6, 2000, we issued 20.53 shares of our Series A Cumulative Convertible Preferred Stock (the "Series A Preferred") to an investor, resulting in cash proceeds of $20,000, which was received by us on December 9, 1999. In connection therewith, we issued to the investor warrants for the purchase of 3,080 shares of our common stock at an exercise price of $3.75 per share.

In February 2000, we issued 10 additional shares of our Series A Preferred to an investor as an adjustment to the 123.33 shares issued to the investor on November 1, 1999.

On March 9, 2000, and March 23, 2000, we converted 11.11 shares and 13.33 shares, respectively, of our Series A Preferred into 5,000 shares and 6,000 shares, respectively, of our common stock.

On March 9, 2000, March 10, 2000, and March 23, 2000, warrants to purchase 3,333 shares, 5,167 shares and 68,334 shares respectively, of common stock with an adjusted exercise price of $0.50 per share were exercised, on a cashless basis, when the market value was $6.00, $5.875, and $4.50 per share respectively. Accordingly, 1,666, 3,848, and 63,087 shares respectively, of the common stock were issued in connection with the exercise of such warrants.

Series B Cumulative Convertible Preferred Stock

On April 6, 2000, we issued 425 shares of our Series B Cumulative Convertible Preferred Stock (the "Series B Preferred") to investors, resulting in cash proceeds in the aggregate of $425,000 (including $225,000 which we received in March 2000) less direct expenses of $81,176. In connection with the issuance, we authorized the designation of 2,000 shares of Series B Preferred. Holders of the Series B Preferred are entitled to a quarterly cumulative dividend equal to 1.5% of the applicable liquidation preference as defined.

Each share of Series B Preferred is convertible into 267 shares of common stock, at the option of the holder, subject to certain adjustments and conditions. The Series B Preferred will automatically convert into shares of common stock upon occurrence of special events, as defined.

We also issued warrants to purchase 56,738 shares of our common stock at an exercise price of $4.25 per share (subject to adjustment) to the Series B Preferred holders. These warrants to purchase a total of 56,738 shares of common stock, with an estimated fair value of approximately $206,000 using the Black-Scholes option-pricing model, expire in April 2004.

Exercise of Options

On March 9, 2000, options to purchase 24,000, and 20,000 shares of common stock with exercise prices of $4.00 and $3.02, respectively, were exercised, on a cashless basis, when the market value was $6.00 per share. Accordingly, 10,286 and 10,175 shares respectively, of the common stock were issued in connection with the exercise of such options.

On March 9, 2000, options to purchase 5,000 shares of common stock were exercised with an exercise price of $1.00, resulting in cash proceeds of $5,000.

NOTE 3 - GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, we incurred a net loss of $1,255,353 during the three months ended March 31, 2000, and, as of that date, our current liabilities exceeded our current assets by $2,028,758, and our total liabilities exceeded our total assets by $1,721,183. These factors, as well as the uncertain conditions that we face relative to capital raising activities, create an uncertainty as to our ability to continue as a going concern.

On May 2, 2000, we entered into an agreement with an investment bank in connection with a proposed private offering of approximately $10 million to $15 million of convertible equity. In addition the bank has committed to provide $1,000,000 of bridge financing to us, subject to certain approvals, as defined.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements or to reflect the occurrence of unanticipated events. Many important factors affect our ability to achieve our objectives, including, among other things, technological and other developments in the Internet field, intense and evolving competition, the lack of an "established trading market" for our shares, and our ability to obtain additional financing, as well as other risks detailed from time to time in our public disclosure filings with the SEC.

Overview of Operations

During the past 12 months, we have largely completed our transition from a private to public company and from a traditional supplier of real estate related information to an Internet-enabled information company with an initial focus on real estate. As the next step in our transition, we are beginning to leverage our expertise in the real estate information area to other Internet-based information systems.

During the next 12 months, we intend to expand our services to that of a broad-based Internet information infrastructure company. We will provide proprietary Web enabling applications, distribution technology and digital content to our network affiliates that empowers them to tailor their display of information and tool sets to create unique end-user experiences. Our proprietary applications and technology consist of our ability to integrate disparate sets of information and to distribute content and applications solutions in a highly customizable, flexible manner. Our flexible and customizable technology will help end users to automate, facilitate, evaluate, make informed decisions and execute transactions.

Our current digital content includes text, visual, geographic, and interactive tools sets. We maintain over 3.5 billion records of information for over 220,000 distinct geographically bounded areas in the United States alone. We currently intend to distribute our products and services to the following sectors: Real Estate (sales, appraisal services, new construction, relocation, rental, title insurance); Financial Services (mortgage lending, insurance, portfolio management); Local and Community; and Consumer. Our current licensees and distribution affiliates include Homestore.com, move.com, iOwn, Mortgage.com, Network Communications, Thomson Interactive Media, and AdOne, among others. We currently employ 39 full-time officers, data managers, Web site developers, salespeople and support personnel.

Through our network affiliates, a home buyer or seller can now input an address or town, or point and click on a map, and learn about the crime, health, weather and environmental risks, demographics, consumer spending habits, lifestyle characteristics, school performance and curriculum, average commute time, culture and economics of that neighborhood, as well as property sales, financings, values, property characteristics, liens and judgments against people, property, and businesses. The real estate professional can easily access an enormous volume of content and applications to help facilitate and conduct the real estate transaction, analyze their market, identify new customers, and grow their businesses. National, regional and local product and service companies seeking to communicate with prospective buyers and sellers of products and services throughout the real estate lifecycle can identify prime prospects through user profiling. Our content and applications are designed to provide professionals and consumers with need-to-know information throughout the research and decision-making process.

Our proprietary compilation of applications, data, toolsets and distribution technology boosts the effectiveness of our affiliates' Web sites by increasing the frequency, duration and revenue of each site visit. These businesses seek content and application solutions that will lower their cost of doing business without the high fixed expense of developing and maintaining their own information infrastructure. We generate revenue through our partners' Web sites from licensing of our content, e-reports and e-subscriptions, e-lead generation, local and national advertising, and customized information solutions.

Our financial condition and results for periods prior to April 2, 1999 are almost entirely attributable to the historical results of Taconic Data Corp. ("Taconic"), which was deemed the acquiror for accounting purposes in our business combination with Taconic that was completed on April 2, 1999.

Results of operations for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999

Our total revenues for the three month period ended March 31, 2000, were $392,386 compared to $643,255 for the three month period ended March 31, 1999. This 39% decrease in revenue is largely attributable to the transition in our revenue model from traditional Multiple Listing Service (MLS) revenue, where we delivered data on a fixed-price basis to a limited number of members of MLSs, to professional and consumer Internet-based revenue. Our focus in Internet-based revenue is in capturing wide distribution of our products and services through cobrands, partnerships and portal distribution. We receive revenues from licensing fees, and sales of reports, subscriptions and services. We anticipate that we will more than offset our MLS revenue loss through such Internet-related sales over time.

Our cost of sales for the three month period ended March 31, 2000 was $119,528, compared to $373,771 for the three month period ended March 30, 1999. This 68% decrease is primarily the result of reassignment of many of our data collection employees to Web site development functions as part of the transition of our business to the Internet. We anticipate that our gross margins in future periods could continue to improve, but at a more modest rate. This is based on our belief that our total revenues will increase faster than our related cost of sales. This could occur as we move the primary means of distributing our data products to the Internet and we expand our revenue base to include new Internet related sources. These revenues can be derived with minimal incremental expense beyond the fixed Internet costs that we have already invested or have budgeted for future periods. Our cost of goods sold includes referral and revenue sharing payments that we will be required to make to third party Web site operators for certain types of Internet related revenues under our agreements with such operators. To date, these payments have not been significant, but we expect that as our Internet related revenues grow these payments will also grow.

Selling, general and administrative expenses increased from $267,049 for the three month period ended on March 31, 1999 to $1,507,309 for the three month period ended March 31, 2000. This increase is largely attributable to development of our Web site, product development costs, additional staffing in our sales and technical departments, and the expansion of our New York City sales and technical development office.

Our operating profit decreased from $2,435 for the three month period ended March 31, 1999 to an operating loss of $1,234,451 for the three month period ended March 31, 2000. This decrease is largely due to the increase in selling, general and administative expenses referenced above.

Liquidity and capital resources

As of March 31, 2000, our cash balance was $175,608 and we had a working capital deficit (excluding deferred revenue) of $1,601,817. For the three months ended March 31, 2000, our net cash flows from operating activities was $548,025.

Total cash flows from financing activities increased from $15,177 for the three month period ended on March 31, 1999 to $116,408 for the three month period ended March 31, 2000.

Our working capital requirements depend upon numerous factors, including, without limitation, levels of resources that we devote to the further development of our Web site and marketing capabilities, technological advances, status of competitors and our ability to establish collaborative arrangements with other organizations. We are seeking to raise up to $15 million of additional capital from private investors and institutional money managers during the second quarter of 2000, but there can be no assurance that we will be successful in doing so. If we are not successful in raising any of this additional capital, our current cash resources are expected to be sufficient to fund our current operations only into the second quarter of 2000. As described in more detail above, during the month of April, 2000, we issued 425 shares of Series B Preferred and related common stock purchase warrants for $425,000. We intend to accelerate our development and infrastructure spending in the coming calendar quarters if we have sufficient capital resources available to do so, however, our ability to do so is highly uncertain at this time. Our independent auditors have noted in their report on our 1999 financial statements that there are existing uncertain conditions that we face relative to our capital raising activities, and these conditions raise substantial doubt as to our ability to continue as a going concern.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that, if determined adversely to us, we believe would have a material adverse effect on us.

Item 2. Changes in Securities

On November 1, 1999, November 5, 1999 and November 30, 1999, we issued 781.12 shares, 240.66 shares and 539.45 shares, respectively, of our Series A Preferred to investors, resulting in cash proceeds in the aggregate of $1,152,766, net of direct expenses of $319,234. In connection with the issuance, we authorized the designation of 2,000 shares of Series A Preferred. Holders of the Series A Preferred are entitled to a quarterly cumulative dividend equal to 1.5% of the then applicable liquidation preference, as defined. Each share of the Series A Preferred is convertible into 300 shares of common stock, at the option of the holder, subject to certain adjustments and conditions. The Series A Preferred will automatically convert into shares of common stock upon occurrence of the special events, as defined. In addition, we have filed a registration statement with the SEC to register the common shares issuable upon conversion of the Series A Preferred. As of February 28, 2000, we have not met certain conversion conditions; accordingly, the conversation rate was changed from 1:300 to 1:450.

On January 6, 2000, we issued 20.53 shares of our Series A Preferred to an investor, resulting in cash proceeds of $20,000, which was received by us on December 9, 1999. In connection therewith, we issued to the investor warrants for the purchase of 3,080 shares of our common stock at an exercise price of $3.75 per share.

During the month of April, 2000, we issued 425 shares of Series B Preferred and related warrants to purchase shares of our common stock at a warrant exercise price of $4.25 per share, subject to adjustment, for an aggregate offering amount of $425,000. These shares were issued in a transaction that did not involve any public offering of our shares within the meaning of Section 4(2) of the Securities Act and Rule 506 of Regulation D. Each share of our Series B Preferred is currently convertible into 267 shares of common stock. We have undertaken to file a registration statement with the SEC within the six months following the first sale of Series B Preferred to make the common shares issuable upon conversion of the Series B Preferred and upon exercise of the warrants eligible for public resale.

We currently anticipate the sale of additional shares to institutional purchasers at a price that is materially lower than the purchase price recently paid by the purchasers of our Series A Preferred and Series B Preferred.

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

                                    MONSTERDAATA.COM, INC.
                                          (Registrant)


Date: May 12, 2000            /s/ Mitchell Deutsch
                              ---------------------------------------------
                                    Mitchell Deutsch
                                    President and Chief Executive Officer



Date: May 12, 2000            /s/ James Garfinkel
                              ---------------------------------------------
                                    James Garfinkel
                                    Treasurer, Secretary and Vice President
                                    (Principal Financial and Accounting Officer)