Form 10QSB
period 2000-06-30
MONSTERDAATA COM INC
filed 2000-08-21
CIK 783454

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ___________
                     Commission file number ____________


                             MONSTERDAATA.COM, INC.

        (Exact name of small business issuer as specified in its charter)
                        (Formerly known as D-Vine, Ltd.)

                    DELAWARE                                22-2732163
   (State or other jurisdiction of incorporation         (I.R.S. Employer
                 or organization)                         Identification No.)

               115 STEVENS AVENUE
               VALHALLA, NEW YORK                              10595
    (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code: (914) 747-9100

     Securities registered under Section 12(b) of the Exchange Act: NONE

     Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

As of June 30, 2000, 15,266,010 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format: [_] Yes      [X] No

                             MONSTERDAATA.COM, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION
------------------------------

    Item 1.  Financial Statements

             BALANCE SHEET -- As of June 30, 2000 (Unaudited)             Page 3
             STATEMENT OF OPERATIONS (Unaudited) --
               For the Six Months Ended June 30, 1999
               and June 30, 2000                                          Page 5
             STATEMENT OF CASH FLOWS (Unaudited) --
               For the Six Months Ended June 30, 1999
               and June 30, 2000                                          Page 6
             NOTES TO FINANCIAL STATEMENTS                                Page 8

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                  Page 11

PART II - OTHER INFORMATION
---------------------------

    Item 1.  Legal Proceedings                                           Page 13
    Item 2.  Changes in Securities                                       Page 14
    Item 3.  Defaults upon Senior Securities                             Page 14
    Item 4.  Submission of Matters to a Vote of Security Holders         Page 14
    Item 5.  Other Information - Risk Factors                            Page 14

    Signatures                                                           Page 23

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                              MONSTERDAATA.COM, INC

                                 BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                            June 30, 2000
                                                                  --------------

CURRENT ASSETS
--------------

  Cash and Cash Equivalents                                              41,549
  Accounts Receivable Exclusive                                         183,167
  Prepaid expenses and other current assets                              10,000
                                                                  -------------

TOTAL CURRENT ASSETS                                                    234,716

PROPERTY AND EQUIPMENT, NET                                             737,800

SECURITY DEPOSITS                                                        18,988
                                                                  -------------

TOTAL ASSETS                                                            991,504
                                                                  =============

LIABILITIES

CURRENT LIABILITIES
-------------------
  Accounts payable and accrued expenses                               1,228,622
  Deferred revenue - current                                            352,457
  Notes Payable - Stockholders less deferred
   debt discount of $200,000                                          1,303,123
                                                                  -------------
  Current maturities of capital lease obligations                       294,934
                                                                  -------------

TOTAL CURRENT LIABILITIES                                             3,179,136
                                                                  -------------

OTHER LIABILITIES
-----------------
  Capital lease obligations, less current maturities                      -
  Deferred revenue - noncurrent                                          72,919
                                                                  -------------
TOTAL OTHER LIABILITIES                                                  72,919

TOTAL LIABILITIES                                                     3,252,055
                                                                  -------------

STOCKHOLDERS' DEFICIENCY
------------------------
Preferred Stock - $0.01 par value; 10,000,000 shares authorized:
  Series A cumulative convertible preferred stock - $0.01 par value;
    $1,000 stated value; 2,000 shares authorized, 1,567.32 shares
    issued and outstanding                                            1,567,320
  Series B cumulative convertible preferred stock - $0.01 par value;
    $1,000 stated value; 2,000 shares authorized, 425 shares issued
    and outstanding                                                     425,000
Common stock - $0.01 par value; 50,000,000 shares authorized,
  15,266,010 issued and outstanding                                     152,660

Additional paid in capital                                            3,169,749
Options and warrants                                                    604,766
Notes Receivable Stockholder                                            (98,850)
Deferred Consulting Expense                                             (55,650)
Accumulated deficit                                                  (8,025,546)
                                                                  --------------

TOTAL STOCKHOLDERS DEFICIENCY                                        (2,260,551)
                                                                  --------------

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY                            991,504
                                                                  ==============

                             MONSTERDAATA.COM, INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                                 FOR THE SIX             FOR THE SIX
                                                                 MONTHS ENDED            MONTHS ENDED
                                                                JUNE 30, 1999           JUNE 30, 2000
                                                                -------------           --------------
SALES                                                            $ 1,324,508               $   947,086

COST OF SALES                                                        623,772               $   230,079
                                                                 -----------               -----------
GROSS PROFIT                                                         700,736                   717,007
                                                                          53%                       76%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Product development costs                                                -                 1,505,109
  Selling, general and administrative expenses                    1,530,857                 1,398,723
                                                                 -----------               -----------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 1,530,857                 2,903,832

OPERATING  INCOME/(LOSS)                                            (830,121)               (2,186,825)
                                                                 -----------               -----------

OTHER INCOME/(EXPENSE)
Interest (expense) net of income                                 $     3,391               $   (91,269)
Merger/Acquisition costs                                            (215,000)
                                                                 -----------               -----------

OTHER INCOME (EXPENSE)                                              (211,609)                  (51,269)
                                                                 -----------               -----------
NET INCOME/(LOSS) BEFORE INCOME TAXES
                                                                  (1,041,730)               (2,278,094)
INCOME TAXES                                                               -                         -
                                                                 -----------               -----------

NET  (LOSS)                                                      $(1,041,730)              $(2,278,094)
                                                                 ===========               ===========
Weighted Average Number of Shares Outstanding                      6,519,177                 8,596,705
                                                                 ===========               ===========

Net Loss Per Share, Basic and Diluted                            $    (0.160)              $    (0.265)
                                                                 ===========               ===========



                 See accompanying notes to financial statements

                             MONSTERDAATA.COM, INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                FOR THE SIX              FOR THE SIX
                                                                                               MONTHS ENDED             MONTHS ENDED
                                                                                                  6/30/99                  6/30/00
                                                                                              -------------             ------------

Net loss                                                                                        (1,041,730)              (2,278,094)
                                                                                                ----------               ----------
Adjustments to reconcile net loss to net cash provided by operating activities:

   Depreciation                                                                                     52,208                   26,634
   Amortization of Deferred Debt Discount                                                           40,000
   Accrued interest on receivable                                                                        -                   (2,900)
   Stock based compensation                                                                        248,821                   36,500
   Loss on disposal of fixed asset                                                                       -                   11,825
   Decrease in accounts receivable                                                                  72,186                  114,349
   (Increase)/Decrease in prepaid expenses and other                                               (10,955)                  25,134
current assets
   Increase in accounts payable and accrued expenses                                               386,834                  724,579
   Decrease in deferred revenue                                                                   (120,593)                 (95,685)
                                                                                                ----------               ----------

     TOTAL ADJUSTMENTS                                                                             628,501                  880,436
                                                                                                ----------               ----------

     NET CASH FROM OPERATING ACTIVITIES                                                           (413,229)              (1,397,658)
                                                                                                ----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                                (52,439)                 (46,084)
                                                                                                ----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock
Proceeds from issuance of stock warrants                                                         1,000,075
Proceeds from contributed capital                                                                  223,000
Proceeds from notes payable Stockholder                                                                                     634,000
Increase in private placement costs                                                                                         (24,173)
Net proceeds from issuance of series B preferred stock                                                                      301,331
Proceeds from exercise of options                                                                                             5,000
Proceeds from exercise of warrants                                                                                           75,000
Repayment of notes payable                                                                         (62,236)
Repayment of notes payable, stockholders                                                           (21,833)
Principal repayments of capital lease obligations                                                  (33,674)                (125,413)
                                                                                                ----------               ----------



NET CASH FLOWS FROM FINANCING ACTIVITIES                                                         1,105,332                  865,745
                                                                                                ----------               ----------

  NET INCREASE (DECREASE) IN CASH                                                                  639,664                 (577,997)

   CASH - Beginning                                                                                 55,592                  619,546
                                                                                                ----------               ----------

   CASH - Ending                                                                                   695,256                   41,549
                                                                                                ==========               ==========


NON CASH ACTIVITIES

Conversion of Series A Cumulative Convertible Preferred Stock into Common Stock                                              24,440

Issuance of Series A Cumulative Convertible Preferred Stock                                                                  10,000

Issuance of warrants                                                                                                        445,145

Issuance of options                                                                                                          55,650

Conversion of Accounts Payable to note payable Stockholder                                                                  570,421

Exercise of warrants on a cashless basis                                                                                    113,714

Exercise of options on a cashless basis                                                                                     114,275

Purchase of equipment through capital leases                                                                                349,465

Issuance of stock - stock based compensation                                                       131,350

Issuance of options                                                                                 90,625

Issuance of warrants                                                                                83,531


                             MONSTERDAATA.COM, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
-----------

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

Minority Interest
-----------------

The minority interest referred to above is held by an entity which owns 0.8% of Taconic. This entity's interest in the net assets of Taconic has been reduced to zero on the Consolidated Balance Sheet portion of our accompanying unaudited financial statements. Therefore, in accordance with Generally Accepted Accounting Principles, the entity's minority interest in the losses for the six month period ended June 30, 2000 and 1999 has not been recorded on our accompanying unaudited financial statements. This minority interest in losses will remain unrecognized in our future financial statements unless and until they are fully offset, in the aggregate, by the entity's minority interest in future profits of Taconic. We are pursuing legal action to recover this minority interest.

Basis of Presentation
---------------------

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

NOTE 2 - STOCKHOLDERS' EQUITY

Series A Cumulative Convertible Preferred Stock
-----------------------------------------------

On January 6, 2000, we issued 20.53 shares of our Series A Cumulative Convertible Preferred Stock (the "Series A Preferred") to an investor, resulting in cash proceeds of $20,000, which was received by us on December 9, 1999. In connection therewith, we issued to the investor warrants for the purchase of 3,080 shares of our common stock, par value $.01 per share ("Common Stock"), at an exercise price of $3.75 per share.

In February 2000, we issued 10 additional shares of our Series A Preferred to an investor as a correction to the 123.33 shares issued to the investor on November 1, 1999.

On March 9, 2000 and March 23, 2000, we converted 11.11 shares and 13.33 shares, respectively, of our Series A Preferred into 5,000 shares and 6,000 shares, respectively, of our Common Stock.

On March 9, 2000, March 10, 2000, and March 23, 2000, warrants to purchase 3,333 shares, 5,167 shares and 68,334 shares, respectively, of Common Stock with an adjusted exercise price of $2.00 per share were exercised, on a cashless basis, when the market value was $6.00, $5.875, and $4.50 per share, respectively. 1,666, 3,848 and 63,087 shares, respectively, of the Common Stock were issued in connection with the exercise of such warrants.

Series B Cumulative Convertible Preferred Stock
-----------------------------------------------

On April 6, 2000, we issued 425 shares of our Series B Cumulative Convertible Preferred Stock (the "Series B Preferred") to investors, resulting in aggregate cash proceeds of $425,000 net of direct expense of $123,669. In connection with this issuance, we authorized the designation of 2,000 shares of Series B Preferred. Holders of the Series B Preferred are entitled to a quarterly cumulative dividend equal to 1.5% of the then applicable liquidation preference as defined.

Each share of Series B Preferred is convertible into 267 shares of Common Stock, at the option of the holder, subject to certain adjustments and conditions. The Series B Preferred will automatically convert into shares of Common Stock upon the occurrence of certain defined events.

We also issued warrants to purchase 56,670 shares of our Common Stock at an exercise price of $4.25 per share, subject to adjustment, to the Series B Preferred holders for the April 6, 2000 issuance. These warrants, which expire in April 2004, have an estimated fair value of $205,145 using the Black-Scholes option-pricing model.

Exercise of Options
-------------------
On March 9, 2000, options to purchase 24,000 and 20,000 shares of Common Stock with exercise prices of $4.00 and $3.02, respectively, were exercised, on a cashless basis, when the market value was $6.00 per share. 10,286 and 10,175 shares, respectively, of Common Stock were issued in connection with the exercise of such options.

On March 9, 2000 options to purchase 5,000 shares of Common Stock were exercised, resulting in cash proceeds of $5,000.

Bridge Financing and Financial Advisory Agreement
-------------------------------------------------

On May 2, 2000 we signed an engagement letter (the "Engagement Letter") with Commonwealth Associates, L.P., a limited partnership organized under the laws of the State of New York ("Commonwealth"), pursuant to which Commonwealth was engaged by us as an advisor.

ComVest Capital Management LLC, a Delaware limited liability company and an affiliate of Commonwealth ("ComVest"), agreed to provide a credit facility to us in an aggregate principal amount of up to $1,500,000. ComVest has loaned us a total of $634,000 through June 30, 2000, commencing with an initial loan on June 7, 2000, pursuant to a series of 8% Senior Secured Promissory Notes (the "Notes"), a copy of the form of which is incorporated in the Form 8K we filed on July 25, 2000. Subsequent to June 30, 2000, and prior to August 14, 2000, ComVest was issued additional Notes in the amount of $594,000. The aggregate principal amount of Notes issued through August 14, 2000 is $1,228,000.

      ComVest Warrants
      ----------------

In connection with this loan, we issued to ComVest a warrant to purchase 7,500,000 shares of our Common Stock for an exercise price of $.01 per share (the "ComVest Warrant"). The ComVest Warrant, which was issued on June 7, 2000, was valued by an independent third party at $240,000. This amount was recorded as a deferred debt discount and is being amortized over the life of the Notes.

We agreed that, as long as this loan remained outstanding, the Board of Directors of the Company would consist of seven directors, of which five would be nominated by the Company with the consent of ComVest, which consent would not be unreasonably withheld.

      Exercise of ComVest Warrant
      ---------------------------

On June 9, 2000 ComVest and Commonwealth exercised the ComVest Warrant, purchasing 6,000,000 shares of our Common Stock in the case of ComVest and 1,500,000 shares of Common Stock in the case of Commonwealth. The purchase price for these shares was $60,000 in the case of ComVest and $15,000 in the case of Commonwealth. By virtue of this transaction, as of August 10, 2000, ComVest and Commonwealth beneficially own approximately 39.3% and 9.8%, respectively, of our Common Stock or 49.1% of the outstanding Common Stock together.

      General Security Agreement
      --------------------------

In connection with this loan, we executed a General Security Agreement in favor of ComVest and our principal subsidiary, Taconic Data Corp., a New York corporation ("Taconic") executed a guarantee of the Notes to be issued to ComVest and a General Security Agreement in favor of ComVest (all of which are incorporated in the Form 8K we filed on July 25, 2000).

      Potential Note Conversion
      -------------------------

We have also agreed that, if we complete a private placement of our securities during the period that the Notes are outstanding, the holders of Notes will have the option to convert all or a portion of their Notes into the securities sold in any such transaction on the identical terms and conditions as the other investors in any such transaction. Should ComVest and/or Commonwealth exercise this option, their combined equity interest in us could increase, depending on the amount of Notes converted and the terms and amount of any such transaction.

NOTE 3 - LITIGATION

We are currently involved in litigation with our former law firm (which is also a stockholder) concerning disputed legal fees in the sum of approximately $650,000. This liability is recorded as due to stockholder in the amount of $570,421 with the remainder recorded in accounts payable. We have sought a declaratory judgment seeking to have certain promissory notes ruled invalid and the former law firm has commenced a summary proceeding to foreclose on these notes. This case is pending before the New York Supreme Court in Westchester County. Settlement negotiations in this matter are ongoing.

NOTE 4 - GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, we incurred a net loss of $2,278,094 during the six months ended June 30, 2000, and, as of that date, our current liabilities exceeded our current assets by $2,944,420 and our total liabilities exceeded our total assets by $2,260,551. These factors, as well as the uncertain conditions that we face relative to capital raising activities, create an uncertainty as to our ability to continue as a going concern.

We are negotiating with Commonwealth concerning additional bridge financing.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------------------------

OVERVIEW OF OPERATIONS

MonsterDaata.com is an Internet information utility company. We provide proprietary web-enabling applications, distribution technology, programming tools and digital content to our network affiliates. Our proprietary applications and technology consist of our ability to integrate data from many sources and formats, distribute and reformat this data in a highly customizable manner and track the usage of such data, helping our partners to better target, capture and retain customers.

Our current digital content includes text, visual, geographical and interactive programming tools, including more than 3.5 billion records of information for over 61,000 communities composed of more than 220,000 distinct geographically bounded areas in the United States. Our data includes neighborhood, crime, demographic, lifestyle, risk hazard and school information. We distribute our data through syndication and co-branding to a broad network of affiliates including Internet portals, consumer and professional transaction and destination websites, and classified advertising networks. As of June 30, 2000, we employed 34 full-time officers, data managers, web site developers, salespeople and support personnel.

We believe that our proprietary compilation of applications, data, programming and customization tools and distribution technology boosts the effectiveness of our affiliates' websites by increasing the frequency, duration and revenue of each site visit. These businesses seek content and applications that will make their websites more useful and attractive without the high fixed expense of developing and maintaining their own information infrastructure. Our customizable, proprietary, high-speed content delivery system enables our distribution partners to offer interactive and localized content, facilitating e-commerce, lead generation and advertising sales. We generate or plan to generate revenue through our partners' websites from remote data distribution (pay-per-query), licensing of content, subscriptions, advertising, lead generation, usage reports, customized information delivery and planned product and service transaction fees. We are developing co-branding relationships with high-traffic sites, such as real estate portals that wish to display our content.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Our total revenues for the six month period ended June 30, 2000, were $947,086 compared to $1,324,508 for the six month period ended June 30, 1999. This 28% decrease in revenue is largely attributable to the transition in our revenue sources from our historical Multiple Listing Service (MLS) revenue, derived from delivering data on a fixed-price basis to a limited number of members of MLSs, to our current revenues derived from professional and consumer Internet-based sources. We are developing our Internet-based revenue by attempting to achieve wide distribution of our products and services through co-brands, partnerships, professional subscriptions and portal distribution. We receive revenues from licensing fees, and sales of reports, subscriptions, and services. We anticipate that we will more than offset our MLS revenue loss through such Internet-related sales over time.

Our cost of sales for the six month period ended June 30, 2000 was $230,079, compared to $623,772 for the six month period ended June 30, 1999. This 63% decrease is primarily the result of reassignment of many of our data collection employees to Web site development functions as part of the transition of our business to the Internet. We anticipate that our gross margins in future periods could continue to improve, but at a more modest rate. This is based on our belief that our total revenues will increase faster than our related costs of sales. This should occur as we move the primary means of distributing our data products to the Internet and we expand our revenue base to include new Internet related sources of revenue. We believe that these revenues can be derived with minimal incremental expense beyond the fixed Internet costs that we have already invested or have budgeted for future periods. Our cost of goods sold includes referral and revenue sharing payments that we are required to make to third party Web site operators for certain types of Internet related revenues under our agreements with such operators. To date, these payments have not been significant, but we expect that as our Internet related revenues grow these payments will also grow.

Product development costs increased to $1,505,109, in the six month period ended June 30, 2000, from $0 for the six month period ended on June 30, 1999. This increase is primarily due to a reclassification of web site development costs from cost of goods sold to a line item expense that specifically reflects amounts for technology and related expenses for the development of our web site.

Selling, general and administrative expenses decreased from $1,530,857 for the six month period ended on June 30, 1999 to $1,398,723 for the six month period ended June 30, 2000. This 9% decrease is attributed to reduced professional fees relating to the reverse acquisition of D-Vine, Ltd. in the prior period.

Our operating loss increased from $830,121 for the six month period ended June 30, 1999 to $2,186,825 for the six month period ended June 30, 2000. This decrease in profitability is directly related to the increase in product developmental costs previously discussed.

We have recorded deferred debt discount in the amount of $240,000, $40,000 of which has been expensed in the current period and the balance of which will be amortized this fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, our cash balance was $41,549 and we had a working capital deficit (excluding deferred revenue) of $2,591,963. For the six months ended June 30, 2000, our net cash flow provided from operating activities was $(1,397,658).

Total cash flows from financing activities decreased from $1,105,332 for the six month period ended on June 30, 1999 to $865,745 for the six month period ended June 30, 2000. On June 2, 2000, we entered into a financial advisory relationship with Commonwealth Associates, L.P., a New York limited partnership ("Commonwealth") and received a loan commitment of $1,500,000 of which we drew down $634,000 through June 30, 2000. Subsequent to June 30, 2000, and prior to August 14, 2000, we drew down an additional $594,000. The aggregate total of these draws through August 14, 2000 is $1,228,000. In connection with this loan commitment, we issued warrants to purchase 7.5 million shares of our Common Stock at a price of $.01 per share which were subsequently exercised on June 9, 2000 for $75,000.

We have approximately $2.5 million in outstanding accounts payable as of August 1, 2000, to various suppliers and creditors and have experienced difficulties in meeting these obligations in a timely manner. Without a significant reduction of these amounts outstanding, which we are in negotiations to settle, it is likely that we will have to file for bankruptcy.

Our working capital requirements depend upon numerous factors, including, without limitation, levels of resources that we devote to the further development of our Web site and marketing capabilities, technological advances, competitive advantages and establishing collaborative arrangements with other organizations. We will be required to raise additional capital in order to meet our business objectives in 2000. We may not be successful in raising this capital or in achieving these objectives. We believe that our current cash resources will not be sufficient to fund our current operations much beyond the third calendar quarter of 2000 if our development spending is to continue at its current pace and our trade payables are not reduced by negotiation.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

From time to time, we are a party to litigation arising in the ordinary course of our business. We are currently involved in litigation with our former law firm over disputed legal fees in the sum of approximately $650,000. In this regard, we commenced an action in New York Supreme Court seeking a declaratory judgment to have a certain promissory note ruled invalid. Subsequently, they commenced a summary proceeding in the same court to foreclose upon the promissory note. By order dated August 11, 2000, the Court denied both their motion for summary judgment on the promissory note and our motion for dismissal or stay of the suit on the note. Settlement negotiations in this matter are ongoing.

We are also a party to a litigation in which a former website developer is suing us for collection of $163,000 in fees allegedly owed and a litigation in which a former customer is suing us for a refund of a $175,000 advance for services to be rendered. This advance is currently carried as deferred revenue. These cases are pending.

A former consultant has sued us to collect $390,000 allegedly owed to it and we are pursuing both litigation and arbitration against this entity seeking to cancel a note issued for work allegedly performed and to recover amounts paid, and equity in Taconic Data Corp. issued, to this entity, in addition to certain other damages. This matter is pending.

Other than the forgoing, we are not currently a party to any litigation that, if determined adversely to us, we believe would have a material adverse effect on us.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

We have sold additional shares to Commonwealth and ComVest Capital Management LLC, a Delaware limited liability company and an affiliate of Commonwealth ("ComVest"), at a price that is materially lower than the purchase price paid by the purchasers of our Series A Preferred and Series B Preferred. We are presently considering the possibility of modifying the terms of the Series A Preferred and the Series B Preferred in a way that could include, among other things, an increase in the conversion rate. To date, no agreement has been reached on this issue.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the first quarter of the fiscal year covered by this report.

ITEM 5.  OTHER INFORMATION - RISK FACTORS
         --------------------------------

This Report on Form 10-QSB contains, in addition to historical information, forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or comparable terminology. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements or to reflect the occurrence of unanticipated events. Factors that may cause our actual results to differ from our expectations include those discussed below.

CERTAIN RISK FACTORS

The achievement of our business objectives is subject to a number of market and other factors beyond our control, and our future prospects are speculative. If we make any forward-looking statements or assumptions concerning our future business activities, revenues, profits or financial condition, or if we make any forward-looking statements concerning our industry, the economy, technological changes or our competitors, potential investors should recognize that our predictions and assumptions are subject to a great deal of uncertainty. Actual results could differ materially from our predictions and assumptions, particularly given the highly speculative nature of our business and that of other Internet-related businesses in our industry. If our predictions prove to be too optimistic, the value of our business could be adversely impacted and our shareholders will probably lose money.

COMPANY RISK FACTORS

Our independent public accountants have qualified their opinion on our financial statements.
--------------------------------------------------------------------------------

We have generated limited revenue, have incurred substantial losses in recent years, and currently are experiencing a substantial cash flow deficiency from operations. We incurred net losses of approximately

$1.6 million during 1998,
   and approximately $2.8 million during 1999. As of June 30, 2000, we had a working capital deficit of approximately $2.6 million (excluding deferred revenues), a stockholders' deficiency of approximately $2.3 million and an accumulated deficit of approximately $8.0 million. The report by our independent public accountants on our financial statements for the year ended December 31, 1999 states that our losses, cash flow deficits, and other factors raise substantial doubt about our ability to continue as a going concern.

We have experienced significant net losses in the past, and will need to raise additional funds in the future.
------------------------------------------------------------------------------

We have incurred significant net losses since our transition to an Internet-focused business in 1998. We have incurred and continue to incur substantial costs to expand distribution, develop new services and products, and create, introduce and enhance our web site. We would have run out of cash earlier this year without the bridge financing or another cash infusion. We expect operating losses and negative cash flows to continue for the foreseeable future. Our limited operating history as an Internet-focused business makes it difficult for investors to evaluate our potential for future success. Our ability to generate significant Internet-related revenue is uncertain, and we may never achieve profitability. We will likely require significant additional financing in order to satisfy our longer term cash requirements.

The failure to raise additional funds may prevent us from implementing our business strategy. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted in response to slower revenue growth, our capital requirements could increase. Additional funds may also be needed to take advantage of acquisition and expansion opportunities. We cannot precisely predict the timing or amount of our capital requirements at this time. Such requirements will depend on numerous factors, including the success of our new product offerings, the growth of our Internet-related revenues, and competing technological and market developments. We will be required to raise additional funds through public or private debt or equity financing. Such additional funding may not be available on terms acceptable to us, or at all. Any additional equity financing may be on terms that dilute the holdings of our existing shareholders. In addition, new shares that are issued may have rights, preferences or privileges senior to those of existing shareholders. Debt financing, if available, may involve restrictive covenants that limit our operating flexibility.

Our Internet strategy is relatively new and we should be considered an early-stage business.
----------------------------------------------------------------------

Potential investors should evaluate us in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. Our historical financial data are of limited value in predicting our Internet-related results. These risks include the following:

o  lack of sufficient capital,
o unanticipated problems, delays, and expenses relating to product development and implementation,
o  lack of intellectual property,
o  licensing and marketing difficulties,
o  competition,
o  technological changes, and
o  uncertain market acceptance of our products and services.

Intense competition may render our services and products uncompetitive or obsolete.
-------------------------------------------------------------------------

The market for Internet data services is relatively new, intensely competitive and rapidly evolving. Our web services compete against a variety of firms that provide information products through one or more media, including print, radio, television and the Internet. Within our currently targeted niche of real estate information products and the Internet, we compete with Homefair.com, recently acquired by Homestore.com, SmartHomeBuy.com, eNeighborhoods.com, NearMyHome.com, TheSchoolReport.com, Public Priority Systems (School Match), 2001Beyond.com, CAP Index (Crime Check), Claritas, Inc., National Decision Systems, AMSHomefinder.com, HomePriceCheck.com, CompleteHome.com, HomeGain.com, RealEstate.com, Homes.com, Homestore.com, HomeSeekers.com, and numerous specialized sites with limited coverage and local sites. We also compete with Baca Landata, Experian, Acxiom, DataQuick, Vista Information Solutions and TransAmerica Intellitech. While we believe that our information products are more complete and comprehensive than those of our competitors, many of these competitors offer one or more Internet sites with information products similar to individual items we provide.

We expect competition to persist and intensify. Competitors using other media to deliver information products, including some who supply data to us, could adapt their businesses to include the Internet as a medium for delivering their products. Competitors could develop or offer services that provide significant performance, ease of use, price, creative or other advantages over those we offer.

Although we believe that our products and services can compete favorably under current market conditions, we may not be able to maintain our competitive position. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed bases, and significantly greater financial, technical, marketing, and sales resources than we do. As a result, competitors may be able to react more quickly to emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. In addition, certain of our current competitors in particular segments of the information marketplace may broaden or enhance their offerings to provide a more comprehensive data product line which would compete more effectively with our products and services.

The accuracy, availability and integrity of our data are critical to our business.
------------------------------------------------------------------------

A substantial portion of the raw data from which we develop our databases is obtained from third parties, including public records offices and other governmental sources. We use a variety of proprietary techniques to enhance the content, applications and utility of the data. Our ability to attract and retain customers and to generate revenues is highly dependent on customer confidence in the comprehensiveness, accuracy and timeliness of our database. Establishing and maintaining such comprehensiveness, accuracy and timeliness requires substantial effort and resources. Although we disclaim financial responsibility for inaccuracies in the data on our website, such disclaimers may not be effective to shield us from all possible liability. Our business is based on establishing our reputation as a trustworthy and dependable provider of information and applications. Allegations of unreliable or outdated data, even if unfounded, could have a material adverse effect on our business. We also license and use data from third-party providers. If our license agreements are not renewed, we may not be able to obtain alternative sources of comparable data at reasonable cost, if at all.

Strategic and licensing agreements with other companies are important to our business strategy and are subject to risks of termination and non-renewal.
----------------------------------------------------------------------------

We have entered into strategic agreements such as co-branding agreements with other Internet companies in order to increase our revenues, provide wider exposure to our name and products and deliver a sufficient number of customer visits or page views to make the relationships profitable. We continue to seek additional such agreements. Any future strategic alliances or related efforts will be subject to the risk that we expend considerable time and money on an agreement or joint venture that does not provide commensurate benefits.

Many of our licensing and other agreements are short-term and expose us to termination and non-renewal risks. We are dependent on our relationships with many of these contracting parties. We are currently a party to a limited number of revenue-producing licensing agreements or comparable agreements with third parties. Three of these agreements expire on or before March 2001, two expire on or before March 2002, and two expire on or before June 2003. About half of these agreements are currently with MLSs, rather than website operators or other Internet-related businesses. Agreements with MLSs currently account for a significant majority of our revenues. In general, the expiring contracts will automatically renew for successive terms if we do not give or receive a notice of non-renewal within a specified period ranging from 30 days to six months before the scheduled termination date. While we believe that such relatively short-term agreements are typical in our industry, our ability to maintain and grow our business depends significantly upon our ability to enter into and maintain licensing and comparable relationships. We may not be able to renew or extend these agreements when they expire on terms as favorable to us as those that we currently enjoy, if we can renew or extend them at all. In fact, we expect our recurring revenues from existing agreements with MLSs to decline as these agreements expire and we make our data available to more users, including MLSs and their clients, at substantially lower cost over the Internet.

Our intellectual property rights may be difficult to protect and we may find that we infringe on the intellectual property rights of others.
----------------------------------------------------------------------------

Existing intellectual property laws may not provide adequate protection for our proprietary database offerings or our Internet domain names. Our success and ability to compete partly depend on the protection of our proprietary database offerings on the Internet and on the goodwill associated with our trademarks, trade names, and Internet domain names. We rely on copyright laws to protect the original content that we develop for the Internet. We rely on contract restrictions and copyright laws to protect the proprietary technologies that we have developed to manage and improve our web site and database offerings. These laws and contract restrictions may not sufficiently protect us. Employees who are subject to noncompetition and confidentiality agreements may nevertheless utilize or disclose our proprietary information or trade secrets in violation of such agreements following their employment. Others may develop technologies similar or superior to ours or obtain or use our technologies without our authorization. Copyright protection is available for the originality and creativity in the selection and arrangement of the data included in our databases. We have obtained copyright registrations from the United States Copyright Office for some of our databases. Copyright protection does not, however, extend to the facts included in any of the databases.

Others may bring claims of copyright or trademark infringement against us, or claim that our use of certain technologies or data violates the intellectual property rights of others. Any claims of infringement, even if without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies or data. Any of these could have a material adverse effect on our business. If we cease to use certain intellectual property as a result of third party claims, we may not be able to develop or acquire alternative technologies or obtain such licenses on commercially acceptable terms.

We have not yet obtained registrations for most of our trademarks and servicemarks, including our corporate name. In view of the number of other users of the word "monster" in their names or trademarks, including companies doing business on the Internet, our attempt to register the mark "monsterdaata.com" may not be successful or our use of this mark may be challenged by another user. Although we believe that we have a reasonable position in favor of our right to use and register the mark, defending such rights may be costly and an adverse determination or settlement could require that we change our name.

We depend upon licensed technology from third parties.
-----------------------------------------------------

We do not have any patents or copyrights for the technology we utilize. We license some of the technology integral to our business from third parties. We also may be required to license additional technology for use in managing our website and providing related services to users and advertising customers. Our ability to generate revenues from Internet commerce may also depend on data encryption and authentication technologies that we may be required to license from others. These third party technology licenses may not be available to us on acceptable commercial terms, or at all. If appropriate licenses are not available on commercially reasonable terms, we may be required to develop or find alternatives or be forced to alter our products or services. The inability to enter into and maintain any of these technology licenses could have a material adverse effect on our business.

Our commercial success will depend in part on our not breaching technology licenses that cover technology we use in our business. We also expect to require new licenses in the future as our business grows and technology evolves.

We have a limited number of key customers and vendors and depend upon their contractual relationships.
---------------------------------------------------------------------------

Our business would be materially and adversely affected if we lost any of our large Multiple Listing Service ("MLS") customers, or failed to connect them to our web services before we more fully complete the transition of our business to the Internet. Our top six MLS customers accounted for more than 80% of our total revenues in 1999 and 66% of our total revenues during the six months ended June 30, 2000.

We have important contractual relationships with the Multiple Listing Services of New Jersey, Greater New Jersey, Long Island (New York) and Middlesex (New Jersey). If any of these relationships are terminated, expire, or are breached, or if any of these companies ceases operations or stops offering the product or service, our operations would likely be materially impacted. Further, any changes to the offerings provided by these companies under these agreements may require us to change or re-engineer our own services, and will likely cause a material disruption of our business. In any of such cases, we may not be able to timely modify our services or to replace any of the services on favorable terms or at all.

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

We need to retain and recruit key managers and employees, and to manage our growth effectively.
---------------------------------------------------------------------------

Our success depends heavily upon the skills of our senior management team and current key employees and upon our ability to identify, hire, and retain additional sales, marketing, technical and financial personnel. Should one or more members of senior management leave before acceptable replacements are found, that could have a material adverse effect on our business. We currently have employment agreements with the following executives: Mitchell Deutsch, Chairman of the Board, Chief Executive Officer, President and founder of the Company; John Evans, Executive Vice President - Corporate Development; Mark Nathan, Chief Technical Officer; Sarah Ferguson, Chief Sales Officer; Mark Siden, Executive Vice President - Strategy; James Garfinkel, Vice President and Corporate Secretary; and Jon Bednarsh, Vice President - Business Development. These agreements generally provide provisions for non-competition or confidentiality. We do not presently maintain key-person life insurance on any of our key executives or employees.

We believe that further expansion of our operations will be required in order for us to address potential market opportunities and produce meaningful profits. Such expansion may place a significant strain on our management, operations and financial resources. An increase in the number of our employees, our market penetration and our product and service development activities would result in increased responsibility for our management. Management will be required to successfully maintain relationships with various data and advertising customers, other Internet sites and services, Internet service providers and other third parties and to maintain control over our strategic direction in a rapidly changing environment. Our current personnel, systems, procedures and controls may not be adequate to support our future operations. Our management may not be able to identify, hire, train, motivate or manage required personnel or successfully identify and exploit existing and potential market opportunities. Our failure to effectively manage growth and address these growth-related issues could have a material adverse effect on our business.

If we are unable to identify suitable acquisition targets or if we do not successfully integrate acquired businesses into our own business, our results could suffer.
-----------------------------------------------------------------------------

We intend to explore the possible acquisition of complementary businesses in order to expand our services, diversify our business and participate in the consolidation trend among Internet information products providers. We are not currently in negotiations with any acquisition candidates. We do not have any present commitment or agreement with respect to any future acquisitions. We may not be able to make any acquisitions in the future on favorable terms. We may encounter substantial costs, delays or other problems in integrating any acquisitions that we do make. Such costs could include severance payments to employees of acquired companies, increased working capital requirements, systems integration costs, restructuring charges and other expenses associated with a change of control, as well as non-recurring acquisition costs including accounting, legal and investment banking fees and transaction-related obligations. Acquisitions could disrupt current operations, divert management attention or dilute existing shareholder interests. Increased competition for the limited number of suitable acquisition candidates may develop in interests our targeted industries, in which case there may be fewer acquisition opportunities available to us and higher acquisition costs for the opportunities that are available. Neither our management nor management of any of the acquired companies may have the necessary skills to manage the resulting business. We may seek to recruit additional managers to supplement the management of any acquired companies, but we may be unable to recruit additional managers with the necessary skills.

Certain investors and management control us and can approve or block significant transactions.
--------------------------------------------------------------------------------

Our principal stockholders are the Commonwealth, ComVest and certain members of management. Commonwealth and ComVest beneficially own about 49.1% of our outstanding common stock, par value $.01 per share ("Common Stock"), Mitchell Deutsch, together with his children, owns about 19.5% of our Common Stock, and James Garfinkel, together with his child, owns about 7.7% of our Common Stock. As a result, Commonwealth, ComVest, Mitchell Deutsch, James Garfinkel and their families, if they choose to act together, will be able to elect a majority of our board of directors and significantly influence our management and affairs including all significant corporate transactions requiring shareholder approval.

Our principal stockholders could accept, or force us to accept, an offer for us at a price below the price that we or our other stockholders would approve. Should this happen, MonsterDaata.com, Inc., a Delaware corporation (the "Company"), (or at least a controlling interest in the Company) could be sold on terms that other investors may find unattractive. Similarly, the principal stockholders could reject, or cause the Company to reject, an offer that the other stockholders might find very attractive. These principal stockholders could also sell their shares (and control of the Company) without including our other shareholders in the transaction (or giving them the opportunity to sell their shares on the same terms). In addition, this concentration of ownership could have the effect of delaying or preventing a change in control of the Company, even when such change of control is in the best interests of shareholders, and might adversely affect the market price of the Common Stock.

INTERNET RISK FACTORS

If the Internet proves not to be a viable commercial marketplace, it could have a material adverse effect on our business.
-------------------------------------------------------------------------------

We expect a substantial portion of our future revenue to come from the continued development of our products and services to be distributed over the Internet. We began offering our services via the Internet in September 1998. During the year ended December 31, 1999, approximately 86% of our revenues were derived from our traditional non-Internet services and products, and only approximately 14% were from products and services distributed via the Internet. During the six-month period ended June 30, 2000, our Internet revenues increased to 40% of total revenues, which partially resulted from the loss of one large MLS customer. We intend to further increase our reliance on the Internet for delivery of our services and products. As a result, future cash flows and future results of operations will continue to rely increasingly upon customer use of information services and transaction support products on the Internet.

Business use of the Internet is relatively new. The Internet may not prove to be a viable commercial marketplace. Known issues in this regard include inadequate development of Internet infrastructure to date, competing communications technologies, delays in the development of new standards and protocols required to handle increased Internet activity, and the possibility of significant government regulation and/or taxation (locally, nationally and internationally). Moreover, concerns over the security of Internet transmissions and the privacy of users may inhibit the growth of the Internet, particularly as a means of conducting commercial transactions. To the extent that our activities involve the storage and transmission of confidential information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Contractual provisions attempting to limit our liability in such areas may not be adequately implemented or enforceable or other parties may not accept such contractual provisions as part of our agreements. Well publicized security breaches involving the Internet generally could deter our customers from conducting electronic transactions that transmit confidential information. We could incur significant costs to protect against security breaches or to alleviate problems caused by such breaches. Internet issues such as reliability, cost, ease of deployment, administration and quality of service may affect our ability to succeed.

We depend upon growth in our markets and acceptance of our products.
-------------------------------------------------------------------

We offer proprietary web enabling software applications, electronic distribution technology and digital content to our customers. The market for digital information and associated applications is in an early stage of development. It is difficult to predict the rate at which this market will grow, if at all. Because most of the factual information we provide is available from other sources, we rely upon our ability to customize the presentation and distribution of data to market our services. Our products and services may not be accepted by the marketplace. New or increased competition may result in market saturation, more competitive pricing, or lower margins. Our business, operating results, and financial condition would be materially and adversely affected if the market for our products and services fails to grow, grows more slowly than anticipated, or becomes more competitive or if our products and services are not preferred by targeted customers even if a substantial market develops.

Adoption of new laws and government regulations relating to the Internet or Internet domain names could harm our business.
---------------------------------------------------------------------------

New laws or regulations may be adopted relating to Internet issues such as user privacy, freedom of expression, content, copyrights, distribution, quality and pricing of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional communication services with Internet communications. Furthermore, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional costs and administrative burdens on those companies conducting business online. New regulations relating to user privacy, including the collection, use, retention and transmission of personal information provided by on-line users, could adversely affect our business. The adoption of any additional laws or regulations may decrease the growth of the Internet, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have an adverse effect on our business.

The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. The Internet Tax Freedom Act was signed into law in 1998, placing a three-year moratorium on new state and local taxes on Internet commerce. This moratorium is expected to end on October 21, 2001. If this moratorium is not extended, the taxation of our business may change significantly. If we sell to consumers residing in many states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet, could have a material adverse effect on our business.

Following a U.S. Court of Appeals ruling vacating an order of the Federal Communications Commission (the "FCC") characterizing dial-up Internet traffic bound for Internet service providers as jurisdictionally mixed but largely interstate in nature, in June 2000 the FCC invited public comment on the jurisdictional nature of Internet traffic. The debate about the jurisdictional nature of Internet traffic will impact, among other things, whether the large incumbent telephone companies will have to compensate competing telephone companies for delivering traffic to Internet service providers. Certain local telephone carriers claim that the increasing popularity of the Internet has burdened the existing telecommunications infrastructure and that many areas with high Internet use are experiencing interruptions in telephone service. These carriers have petitioned the FCC to impose access fees on Internet service providers, but not consumers. If access fees are imposed on Internet service providers, the cost of communicating on the Internet could increase, which could decrease demand for our developing Internet services.

We currently hold various web domain names, including www.monsterdaata.com, relating to our brand and sites. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. We have registered our important domain names with Network Solutions, Inc. However, the regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. Different jurisdictions may register domain names differently in the future. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we may wish to conduct our business. Furthermore, depending on the country, we may be unable to prevent third parties from acquiring domain names that are similar to, or infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Any such inability could have a material adverse effect on our business.

If we do not successfully develop new and enhanced Internet services and products, our revenues could be adversely impacted.
------------------------------------------------------------------------

Business on the Internet is characterized by rapid technological change, frequent changes in user requirements and preferences, frequent new product and service introductions embodying new processes and technologies and evolving industry standards and practices that could render our information delivery practices obsolete. Our success will depend partly on our ability to improve our existing services, develop new product offerings, including imaging and virtual tours, use web technology to enhance our existing product offerings, extend our market reach, and respond to technological advances, emerging industry standards and competitive offerings. As a result, we will be required to expend substantial funds for and commit significant resources to the conduct of continuing product development. We may not be successful in all these endeavors.

Service interruptions could damage our business.
------------------------------------------------

Evolving Internet technology and standards increase the risk that system interruptions will occur. Our Internet operations are also vulnerable to interruption by fire, power loss, telecommunications failure and other events beyond our control. System interruptions that result in the unavailability of our website, or slower response times for users, could reduce the number of advertisements delivered, revenues earned from advertisers, as well as the eReport and eLead fees we collect from consumers and businesses using our database information products over the Internet or cause customers to seek alternate sources of data. We have experienced periodic system interruptions in the past and such interruptions could continue to occur from time to time in the future. Additionally, any substantial increase in traffic on our website could require us to expand and adapt our network infrastructure. We may not be able to expand our network infrastructure on a timely basis to meet any increased demands.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MONSTERDAATA.COM, INC.
                                                     (Registrant)


Date: August 21, 2000                     /s/ Mitchell Deutsch
                                          --------------------
                                          Mitchell Deutsch
                                          President and Chief Executive
                                          Officer

Date: August 21, 2000                     /s/ James Garfinkel
                                          -------------------
                                          James Garfinkel
                                          Treasurer, Secretary and Vice
                                          President
                                          (Principal Financial and Accounting
                                          Officer)