Form 10QSB
period 2000-09-30
MONSTERDAATA COM INC
filed 2000-11-15
CIK 783454

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of September 30, 2000, 15,266,010 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference:  None

          Transitional Small Business Disclosure Format: [ ]Yes  [X]No

                             MONSTERDAATA.COM, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

             BALANCE SHEET -- As of September 30, 2000
             (Unaudited) ................................................Page 1
             STATEMENTS OF OPERATIONS (Unaudited) --
               For the Three Months and Nine Months
               Ended September 30, 1999 and September 30, 2000 ..........Page 3
             STATEMENTS OF CASH FLOWS (Unaudited) --
               For the Nine Months Ended September 30,
               1999 and September 30, 2000 ..............................Page 5
             NOTES TO FINANCIAL STATEMENTS ..............................Page 7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............Page 12

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings ........................................Page 15
      Item 2.  Changes in Securities ....................................Page 16
      Item 3.  Defaults upon Senior Securities ..........................Page 16
      Item 4.  Submission of Matters to a Vote of Security Holders ......Page 16
      Item 5.  Other Information - Risk Factors .........................Page 17

      Signatures ........................................................Page 27


                                      (i)

                              MONSTERDAATA.COM, INC

                                  BALANCE SHEET
                                   (Unaudited)



ASSETS
                                                                                     September 30,
                                                                                         2000
CURRENT ASSETS

Cash and Cash Equivalents                                                               1,006,382

Accounts Receivable                                                                       297,686

Prepaid expenses and other current assets                                                 674,345
                                                                                        ---------

TOTAL CURRENT ASSETS                                                                    1,978,413

PROPERTY AND EQUIPMENT, NET                                                             1,432,725

SECURITY DEPOSITS                                                                          21,488
                                                                                        ---------

TOTAL ASSETS                                                                            3,432,626
                                                                                        =========

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued expenses                                                   1,037,518

Deferred revenue - Current                                                                465,716

Notes Payable - Stockholders less deferred debt discount
                                                                                        4,601,380
Current maturities of capital lease obligations
                                                                                          436,401
                                                                                        ---------

TOTAL CURRENT LIABILITIES                                                               6,541,015
                                                                                        ---------


OTHER LIABILITIES
Capital lease obligations, less current maturities                                        808,476

Deferred revenue - Non-current                                                              6,000
                                                                                        ---------


TOTAL OTHER LIABILITIES                                                                   814,476
                                                                                        ---------

TOTAL LIABILITIES                                                                       7,355,491
                                                                                        ---------


STOCKHOLDERS' DEFICIENCY
Preferred  Stock - $0.01  par  value;  10,000,000  shares  authorized:  Series A cumulative  convertible  preferred stock - $0.01 par value; $1,000 stated value;
2,000 shares authorized, 1,567.32 shares issued and
outstanding                                                                             1,567,320
Series B cumulative convertible preferred stock - $0.01 par value;
$1,000 stated value; 2,000 shares authorized, 425 shares issued and
outstanding                                                                               425,000
Common stock - $0.01 par value; 50,000,000 shares authorized;
15,266,010 issued and outstanding                                                         152,660

Additional paid in capital                                                              3,169,749

Options and warrants                                                                       711,566

Notes Receivable Stockholder                                                             (100,334)

Accumulated deficit                                                                    (9,848,826)
                                                                                      -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                                         (3,922,865)
                                                                                        ---------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                          3,432,626
                                                                                        =========

MONSTERDAATA.COM, INC
STATEMENTS OF OPERATIONS
(UNAUDITED)


                                      For the Three    For the Three   For the Nine    For the Nine
                                       Months ended    Months ended    Months ended     Months ended
                                         September      September       September         September
                                         30, 1999        30,2000         30,1999           30,2000
                                      ------------    -------------    -------------     ------------


SALES                                 $    482,066     $    384,634     $  1,806,574     $  1,331,720



COST OF SALES                              169,981          178,669          561,253          408,749
                                      ------------    -------------    -------------     ------------


GROSS PROFIT                               312,085          205,965        1,245,321          922,971
                                                65%              54%              69%              69%

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES
Product development costs                  273,539          367,134          743,117        1,872,243

   Selling, general and
administrative expenses                    784,773        1,102,668        2,078,552        2,653,857
                                      ------------    -------------    -------------     ------------
TOTAL SELLING, GENERAL AND               1,058,312        1,255,134        2,821,669        4,526,100
ADMINISTRATIVE EXPENSES


OPERATING LOSS                            (746,227)      (1,416,303)      (1,576,348)      (3,603,129)

OTHER INCOME/(EXPENSE)
Interest (expense) net of income             4,948         (226,857)           8,339         (318,126)

Loan Costs                                                 (139,000)                         (139,000)

Expense Settlements                                         219,984                           219,984

Impairment of Asset                                        (261,103)                         (261,103)

Merger/Acquisition costs                                                    (215,000)
                                      ------------    -------------    -------------     ------------

OTHER INCOME (EXPENSE)                       4,948         (406,976)        (206,661)        (498,245)
                                      ------------    -------------    -------------     ------------

NET LOSS BEFORE INCOME TAXES
                                          (741,279)      (1,823,279)      (1,783,009)      (4,101,374)

INCOME TAXES
                                      ------------    -------------    -------------     ------------

NET LOSS                              $   (741,279)    $ (1,823,279)    $ (1,783,009)    $ (4,101,374)
                                      ============     ============     ============     ============

Weighted Average Number of Shares
Outstanding                              7,239,455       15,266,010        6,762,826       10,844,236
                                      ============     ============     ============     ============

Net Loss Per Share, Basic and
Diluted                               $     (0.102)    $     (0.119)    $     (0.264)    $     (0.378)
                                      ============     ============     ============     ============

                 See accompanying notes to financial statements


                             MONSTERDAATA.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               FOR THE NINE          FOR THE NINE
                                                               MONTHS ENDED           MONTHS ENDED
                                                            SEPTEMBER 30, 1999     SEPTEMBER 30, 2000
                                                            ------------------     ------------------

CASH FLOWS FROM OPERATING
ACTIVITIES
                                                        -----------------------------------------
Net loss                                                       (1,783,009)             (4,101,374)
                                                        -----------------------------------------

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation                                                       78,312                 214,710

Amortization of Deferred Debt Discount                                                    209,000

Amortization of Deferred Debt Cost                                                        (21,000)

Amortization of Bridge Note Costs                                                        (380,208)

Accrued interest on receivable                                                             (4,383)

Stock based compensation                                          248,821                  92,150

Increase in Security Deposits                                     (7,955)                  (4,900)

(Increase)/Decrease in accounts receivable                        308,419                    (170)

Increase in prepaid expenses and other
current assets                                                     (8,942)               (636,811)

Decrease/(Increase) in database cost                             (118,500)                261,103

Increase in fixed assets                                                                   31,702

Increase in accounts payable and accrued                          561,302                 516,740
expenses

Decrease in deferred revenue                                     (228,039)                (49,345)
                                                                 --------              ----------

TOTAL ADJUSTMENTS                                                 833,418                 228,588
                                                                 --------              ----------

  NET CASH FROM OPERATING ACTIVITIES                             (949,591)             (3,872,786)
                                                                 --------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                               (57,711)               (195,473)
                                                                  -------                --------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock                          1,003,423

Proceeds from issuance of stock warrants                                                3,560,000

Proceeds from contributed capital                                 223,000

Proceeds from notes payable Stockholder                                                   728,000
Increase in private placement costs                                                      (147,843)
Net proceeds from issuance of Series B preferred stock                                    425,000
Proceeds from exercise of options                                                           5,000
Proceeds from exercise of warrants                                                         75,000
Repayment of notes payable                                        (62,232)
Repayment of notes payable, stockholders                          (21,833)
Principal repayments of capital lease obligations                 (68,261)               (190,062)
                                                                ---------               ---------

 NET CASH FLOWS FROM FINANCING ACTIVITIES                       1,074,097               4,455,095
                                                                ---------               ---------


NET INCREASE IN CASH                                               66,795                 386,836

CASH - Beginning                                                   55,592                 619,546
                                                                ---------               ---------

CASH - Ending                                                     122,387               1,006,382
                                                                =========               =========

Conversion of Series A Cumulative Convertible
Preferred Stock into Common Stock                                                          24,440

Issuance of Series A Cumulative Convertible Preferred
Stock                                                                                      10,000

Issuance of warrants                                               83,531                 445,145

Conversion of Accounts Payable to note payable
Stockholder                                                                               553,686

Exercise of warrants on a cashless basis                                                  113,714

Exercise of options on a cashless basis                                                   114,275

Purchase of equipment through capital leases                                            1,364,057

Issuance of stock - stock based compensation                      131,350

Bridge Warrants - Deferred Debt Discount                                                  106,800


                 See accompanying notes to financial statements

                            MONSTERDAATA.COM, INC.

                      NOTES TO THE FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 2000

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

MINORITY INTEREST

The minority interest referred to above is held by an entity, which owns 0.8% of Taconic. This entity's interest in the net assets of Taconic has been reduced to zero on the Consolidated Balance Sheet portion of our accompanying unaudited financial statements. Therefore, in accordance with generally accepted accounting principles, the entity's minority interest in the losses for the nine-month period ended September 30, 2000 and 1999 has not been recorded on our accompanying unaudited financial statements. This minority interest in losses will remain unrecognized in our future financial statements unless and until they are fully offset, in the aggregate, by the entity's minority interest in future profits of Taconic. We are pursuing legal action to recover this minority interest.

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

On March 9, 2000, options to purchase 5,000 shares of Common Stock were exercised, resulting in cash proceeds of $5,000.

BRIDGE FINANCING AND FINANCIAL ADVISORY AGREEMENT

On May 2, 2000, we signed an engagement letter (the "Engagement Letter") with Commonwealth Associates, L.P., a limited partnership organized under the laws of the State of New York ("Commonwealth"), pursuant to which Commonwealth was engaged by us as an advisor.

ComVest Capital Management LLC, a Delaware limited liability company and an affiliate of Commonwealth ("ComVest"), agreed to provide a credit facility to us in an aggregate principal amount of up to $1,500,000. ComVest has loaned us a total of $1,478,000 through September 30, 2000, commencing with an initial loan on June 7, 2000, pursuant to a series of 8% Senior Secured Promissory Notes (the "Notes"), a copy of the form of which is incorporated in the Form 8K we filed on July 25, 2000. On September 13, 2000, $750,000 in principal amount was converted by ComVest into 7.5 units at the initial closing of the Company's August/October 2000 private placement (See August/October 2000 Private Placement).

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

EXERCISE OF COMVEST WARRANT
On June 9, 2000, ComVest and Commonwealth exercised the ComVest Warrant, purchasing 6,000,000 shares of our Common Stock in the case of ComVest and 1,500,000 shares of Common Stock in the case of Commonwealth. The purchase price for these shares was $60,000 in the case of ComVest and $15,000 in the case of Commonwealth.

GENERAL SECURITY AGREEMENT

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

AUGUST/OCTOBER 2000 PRIVATE PLACEMENT

From August to October 2000, we conducted a private placement offering of 40 units at a price of $100,000 per unit. Each unit consists of an 8% convertible subordinated promissory note and warrant to purchase 100,000 shares of our Common Stock. As of September 30,2000, 25.6 units ($2,560,000) were sold to approximately 13 investors. Through November 10, 2000, an additional 3.5 units ($350,000) were sold to approximately 7 investors. A portion of the net proceeds raised from the placement has been used to fund the Company's working capital and capital expenditure requirements, including the purchase of computer hardware.

Each unit issued in the August/October 2000 private placement will automatically convert into 10,000 shares of Series C Convertible Preferred stock, par value $.01 per share with each such share convertible, at the holder's option, into 40 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), or an aggregate of 400,000 shares of Common Stock, and two-year warrants to purchase 200,000 shares of Common Stock, at an exercise price of $.25 per share (the "Warrants"), in each case, subject to adjustment.

NOTE 3 - STOCK OPTION PLAN

A total of 1,750,000 shares of Common Stock have been reserved for issuance under the Company's 1999 Stock Option Plan (the "1999 Plan"). Options covering the full number of shares authorized by the Plan have been granted to date, with exercise prices between $.48 and $4.00 per share, and 709,877 of the options are vested and exercisable as of September 30, 2000. The 1999 Plan was adopted by the Board of Directors in June 1999 and approved by the Company's stockholders in July 1999.

The 1999 Plan requires that the exercise price for each Option will be established in the sole discretion of the Board of Directors, provided that the exercise price per share for an incentive option will be not less than the fair market value of a share on the effective date of grant of the option, the exercise price per share for a nonstatutory option will be not less than 85% of the fair market value of a share on the effective date of grant of the option, and no option granted to an officer, director or greater than 10% shareholder will have an exercise price per share less than 110% of the fair market value of a share on the effective date of grant of the Option. The maximum term of options granted under the 1999 Plan is 10 years.

Generally, any vested option held by a recipient who ceases to be employed or retained by the Company may be exercised by such recipient within 30 days after such recipient ceases to be employed or retained by the Company, or within one year after an individual recipient ceased to be employed or retained in the case of death or disability, respectively.

The Board of Directors of the Company anticipates approving a 2000 Stock Option Plan, with substantially similar terms as the 1999 Plan, which would reserve approximately 8,000,000 shares of Common Stock for future issuance upon the exercise of stock options. Under the 2000 Stock Option Plan, approximately 5,400,000 options have been granted, which are subject to ratification by the Company's stockholders

NOTE 4 - CONTINGENT EQUITY PARTICIPATION

On September 19, 2000, we entered into a license and contingent equity participation agreement with Utour.com, Inc. ("Utour"), a privately held Portland, Oregon software developer. Pursuant to the agreement, we obtained a non-exclusive, worldwide, perpetual license to use Utour software programs and digital image inventory. We paid Utour a one-time license fee of $150,000, which is being amortized over three years.

NOTE 5 - DATABASE IMPAIRMENT

During August of 1999, we entered into an agreement to purchase a database of public and private school information. Delivery of the completed database was to be on or about December 31, 1999. The database was never completely delivered and we were not able to put the asset in place for our intended use. We believe that there are no future cash flows to recover this asset. Therefore we believe that the asset is impaired, accordingly we have written the asset off.

NOTE 6 - LITIGATION

We are currently involved in litigation with our former law firm (which is also a stockholder) concerning disputed legal fees in the sum of approximately $650,000 (and interest thereon). This liability is recorded as due to stockholder in the amount of $570,421 with the remainder recorded in accounts payable. In July 2000, we commenced an action in New York Supreme Court seeking a declaratory judgment to have a certain promissory note forced upon us by such law firm ruled invalid. Subsequently, the former law firm commenced a summary proceeding in the same court to foreclose upon the promissory note. By order dated August 11, 2000, the Court denied both of their motions for summary judgment on the promissory note and our motion for dismissal or stay of the suit on the note. However, the Court granted a conditional preliminary injunction and directed us to deposit revenues from specified client contracts into an escrow account up to an amount of $560,000. To date, approximately $252,127 in revenues have been deposited in such escrow account.

Note payable to a stockholder and former consultant of Taconic is payable in 36 monthly installments of $12,902 including interest of 9.71% per annum. At September 30, 2000, the Company is in default of this note whereby the entire balance is due. Accordingly, we have classified the entire balance including accrued interest of the note as current liability. The former consultant has sued the Company in New York Supreme Court to collect $390,000 allegedly owed to it. In connection with the lawsuit the consultant was recently granted summary judgment against us, with the Court directing a hearing on the issue of damages. The consultant admitted overbilling so that the Court permitted us to prove any further improper billing by the consultant. In addition, an order of attachment was granted against us, resulting in the freezing of $400,000 in cash in our operating bank account. We filed an appeal in this lawsuit in October 2000.

We are also a party to litigation involving a former customer which is seeking a refund of a $175,000 downpayment for work the customer alleges we did not perform properly and involving a former website developer for collection of $163,000 in fees allegedly owed by us to it. Both actions are pending.


NOTE 7 - GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, we incurred a net loss of $1,823,279 during the three months ended September 30, 2000, and, as of that date, our current liabilities exceeded our current assets by $4,562,602 and our total liabilities exceeded our total assets by $3,922,865. These factors, as well as the uncertain conditions that we face relative to capital raising activities, create an uncertainty as to our ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW OF OPERATIONS

MonsterDaata.com is an information utility company. We provide proprietary web-enabling applications, distribution technology, programming tools and digital content to our network affiliates. Our proprietary applications and technology consist of our ability to integrate data from many sources and formats, distribute and reformat this data in a highly customizable manner and track the usage of such data, helping our partners to better target, capture and retain customers.

Our current digital content includes text, visual, geographical and interactive programming tools, including more than 3.5 billion records of information for over 61,000 communities composed of more than 220,000 distinct geographically bounded areas in the United States. Our data includes neighborhood, crime, demographic, lifestyle, risk hazard and school information. We distribute our data through syndication and co-branding to a broad network of affiliates including Internet portals, consumer and professional transaction and destination websites, and classified advertising networks. As of September 30, 2000, we employed 42 full-time officers, data managers, web site developers, salespeople and support personnel.

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

RECENT EVENTS

NEW PRESIDENT AND CHIEF EXECUTIVE OFFICER
In September 2000, Samuel B. Petteway, Jr. became the President and Chief Executive Officer of the Company. Prior to joining the Company, Mr. Petteway served as the President of the Managed Care Division of Opticare Health Systems, Inc. (formerly Saratoga Resources, Inc.) from July 1996 to August 2000, and led the managed care business operations of Consolidated Eye Care, Inc. from 1989 to 1996. See "Management."

NEW BOARD MEMBERS
Following Mr. Petteway's joining the Company, he also agreed to become a member of the Company's Board of Directors, together with Mitchell Deutsch, the Company's co-founder and Vice Chairman, and other new directors, Harold S. Blue, the Company's Chairman of the Board, and Keith M. Rosenbloom, the Director of Merchant Banking of the Placement Agent.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Our total revenues for the nine month period ended September 30, 2000, were $1,331,720 compared to $1,806,574 for the nine month period ended September 30, 1999. Our total revenues for the three month period ended September 30, 2000, were $384,634 compared to $482,066 for the three month period ended September 30, 1999. This 26% and 20% decrease in revenue respectively, is largely attributable to our focus on building out our new technology center. Over the past quarter, we believe we have made substantial progress in building a technology platform which will allow us to more easily distribute database content to existing and new accounts. We are developing our Internet-based revenue by attempting to achieve wide distribution of our products and services through co-brands, partnerships, professional subscriptions and portal distribution. We receive revenues from licensing fees, and sales of reports, subscriptions, and services. In these efforts we have added approximately 116 new business contracts, which we believe we can began monitizing upon the completion and implementation of the new technology distribution platform. We anticipate that we will more than offset our MLS revenue loss through such Internet-related sales over time.

Our cost of sales for the nine month period ended September 30, 2000 was $408,749, compared to $561,253 for the nine month period ended September 30, 1999. Our cost of sales for the three month period ended September 30, 2000 was $178,669, compared to $169,981 for the nine month period ended September 30, 1999. This 27% decrease and 5% increase respectively, is primarily the result of reassignment of many of our data collection employees to Web site development functions as part of the transition of our business to the Internet. We anticipate that our gross margins in future periods could improve. This is based on our belief that our total revenues will increase faster than our related costs of sales. This should occur as we move the primary means of distributing our data products to the Internet and we expand our revenue base to include new Internet related sources of revenue. We believe that these revenues can be derived with minimal incremental expense beyond the fixed Internet costs that we have already invested or have budgeted for future periods. Our cost of goods sold includes referral and revenue sharing payments that we are required to make to third party Web site operators for certain types of Internet related revenues under our agreements with such operators. To date, these payments have not been significant, but we expect that as our Internet related revenues grow these payments will also grow.

Product development costs increased to $1,872,243, in the nine month period ended September 30, 2000, from $743,117 for the nine month period ended on September 30, 1999. Product development costs increased to $367,134 in the three month period ended September 30, 2000, from $273,539 for the nine month period ended on September 30, 1999. These increases are primarily due to the additional technical staff recruited and expenses related to the development of our web site.

Selling, general and administrative expenses increased from $2,078,552 for the nine month period ended on September 30, 1999 to $2,653,857 for the nine month period ended September 30, 2000. Selling, general and administrative expenses increased from $784,773 for the three month period ended on September 30, 1999 to $1,255,134 for the three month period ended September 30, 2000. This 28% and 59.9% respectively, increase is attributed to new executive, sales, and marketing staff, employee recruiting fees and depreciation expense for capital equipment.

Our operating loss increased from $1,576,348 for the nine month period ended September 30, 1999 to $3,603,129 for the nine month period ended September 30, 2000. Our operating loss increased from $746,227 for the three month period ended September 30, 1999 to $1,416,303 for the three month period ended September 30, 2000. This decrease in profitability is directly related to the increase in product developmental costs, staffing and depreciation expenses previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, our cash balance was $1,006,382 and we had a working capital deficit (excluding deferred revenue) of $4,096,886. For the nine months ended September 30, 2000, our net cash flow used in operating activities was $3,872,786.

Total cash flows from financing activities increased from $1,074,097 for the nine month period ended on September 30, 1999 to $4,455,095 for the nine month period ended September 30, 2000. On June 2, 2000, we entered into a financial advisory relationship with Commonwealth Associates, L.P., a New York limited partnership ("Commonwealth") and received a loan commitment of $1,500,000 of which we drew down $1,478,000 through September 30, 2000. In connection with this loan commitment, we issued warrants to purchase 7.5 million shares of our Common Stock at a price of $.01 per share, which were subsequently exercised on June 9, 2000 for $75,000.

From August to October 2000, we conducted a private placement of units, consisting of 8% convertible subordinated promissory notes and warrants to purchase common stock. In the private placement, as of September 30,2000, $3,560,000 of promissory notes were sold and warrants to purchase up to 3,560,000 shares of Common Stock were granted to approximately 13 investors. As of October 11, 2000 $350,000 of promissory notes were sold and warrants to purchase up to 350,000 shares of Common Stock were granted to approximately 7 investors. A portion of the net proceeds raised from the placement of these notes has been used to fund the Company's working capital and capital expenditure requirements, including the purchase of computer hardware equipment. The notes issued in the August 2000 private placement are automatically convertible into securities being sold in November 2000.

Our working capital requirements depend upon numerous factors, including, without limitation, levels of resources that we devote to the further development of our Web site and marketing capabilities, technological advances, competitive advantages and establishing collaborative arrangements with other organizations. We will be required to raise additional capital in order to meet our business objectives in 2000. We may not be successful in raising this capital or in achieving these objectives. We believe that our current cash resources will not be sufficient to fund our current operations much beyond the fourth calendar quarter of 2000 if our development spending is to continue at its current pace.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          The Company is a party to several significant lawsuits. The Company is currently involved in litigation with its former law firm over disputed legal fees in the sum of approximately $650,000 (and interest thereon). In July 2000, the Company commenced an action in New York Supreme Court seeking a declaratory judgment to have a certain promissory note forced upon it by such law firm ruled invalid. Subsequently, the former law firm commenced a summary proceeding in the same court to foreclose upon the promissory note. By order dated August 11, 2000, the Court denied both of their motions for summary judgment on the promissory note and the Company's motion for dismissal or stay of the suit on the note. However, the Court granted a conditional preliminary injunction and directed the Company to deposit revenues from specified client contracts into an escrow account up to an amount of $560,000. To date, approximately $252,127 in revenues have been deposited in such escrow account. Discovery in the actions will be commenced shortly. It is premature to render an estimate of the outcome of this litigation.

      A former consultant has sued the Company in New York Supreme Court to collect $390,000 allegedly owed to it. In connection with the lawsuit the consultant was recently granted summary judgment against the Company, with the Court directing a hearing on the issue of damages. The consultant admitted overbilling so that the Court permitted the Company to prove any further improper billing by the consultant. In addition, an order of attachment was granted against the Company, resulting in the freezing of $400,000 in cash in the Company's operating bank account. The Company filed an appeal in this lawsuit in October 2000.

      The Company is also a party to litigation involving a former customer which is seeking a refund of a $175,000 downpayment for work the customer alleges the Company did not perform properly and involving a former website developer for collection of $163,000 in fees allegedly owed by the Company to it. Both actions are pending.

Other than the lawsuits above, the Company is not currently a party to any litigation that, if determined adversely to it, the Company believes would have a material adverse effect on it.

ITEM 2.  CHANGES IN SECURITIES

We have sold additional shares to Commonwealth and ComVest Capital Management LLC, a Delaware limited liability company and an affiliate of Commonwealth ("ComVest"), at a price that is materially lower than the purchase price paid by the purchasers of our Series A Preferred and Series B Preferred. We have engaged in preliminary discussions with representatives of some of these Series A Preferred and Series B Preferred purchasers regarding an equitable adjustment to the anti-dilution rights of the holders of the Series A Preferred and Series B Preferred. To date, no agreement has been reached on this issue.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the third quarter of the fiscal year covered by this report.

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

We have generated limited revenue, have incurred substantial losses in recent years, and currently are experiencing a substantial cash flow deficiency from operations. We incurred net losses of approximately $1.6 million during 1998, and approximately $2.8 million during 1999. As of September 30, 2000, we had a working capital deficit of approximately $4.1 million (excluding deferred revenues), a stockholders' deficiency of approximately $3.9 million and an accumulated deficit of approximately $9.8 million. The report by our independent public accountants on our financial statements for the year ended December 31, 1999 states that our losses, cash flow deficits, and other factors raise substantial doubt about our ability to continue as a going concern.

We have experienced significant net losses in the past, and will need to raise additional funds in the future.

We have incurred significant net losses since our transition to an Internet-focused business in 1998. We have incurred and continue to incur substantial costs to expand distribution, develop new services and products, and create, introduce and enhance our web site. We would have run out of cash earlier this year without the bridge financing or another cash infusion. We expect operating losses and negative cash flows to continue for the foreseeable future. Our limited operating history as an Internet-focused business makes it difficult for investors to evaluate our potential for future success. Our ability to generate significant Internet-related revenue is uncertain, and we may never achieve profitability. We will likely require significant additional financing in order to satisfy our longer-term cash requirements.

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

Many of our licensing and other agreements are short-term and expose us to termination and non-renewal risks. We are dependent on our relationships with many of these contracting parties. We are currently a party to a limited number of revenue-producing licensing agreements or comparable agreements with third parties. Three of these agreements expire on or before March 2001, two expire on or before March 2002, and two expire on or before June 2003. About half of these agreements are currently with MLSs, rather than website operators or other Internet-related businesses. Agreements with MLSs currently account for a significant majority of our revenues. In general, the expiring contracts will automatically renew for successive terms if we do not give or receive a notice of non-renewal within a specified period ranging from 30 days to nine months before the scheduled termination date. While we believe that such relatively short-term agreements are typical in our industry, our ability to maintain and grow our business depends significantly upon our ability to enter into and maintain licensing and comparable relationships. We may not be able to renew or extend these agreements when they expire on terms as favorable to us as those that we currently enjoy, if we can renew or extend them at all. In fact, we expect our recurring revenues from existing agreements with MLSs to decline as these agreements expire and we make our data available to more users, including MLSs and their clients, at substantially lower cost over the Internet.

Our intellectual property rights may be difficult to protect and we may find that they infringe on the intellectual property rights of others.

The intellectual property laws that apply to the Internet are still being written. Existing laws may not provide adequate protection for our proprietary database offerings or our Internet domain names. Our success and ability to compete partly depend on the protection of our proprietary database offerings on the Internet and on the goodwill associated with our trademarks, trade names, and Internet domain names. We rely on copyright laws to protect the original content that we develop for the Internet. We rely on contract restrictions and copyright laws to protect the proprietary technologies that we have developed to manage and improve our web site and database offerings. These laws may not sufficiently protect us. Others, including former employees, may develop technologies similar or superior to ours or obtain or use our technologies without our authorization. Copyright protection is available for the originality and creativity in the selection and arrangement of the data included in our databases. We have obtained copyright registrations from the United States Copyright Office for some of our databases. Copyright protection does not, however, extend to the facts included in any of the databases.

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

We have not yet obtained registrations for any of our trademarks, including our corporate name. In view of the number of other users of the word "monster" in their names or trademarks, including companies doing business on the Internet, our attempt to register the mark "monsterdaata.com" may not be successful or our use of this mark may be challenged by another user. Although we believe that we have a reasonable position in favor of our right to use and register the mark, defending such rights may be costly and an adverse determination or settlement could require that we change our name.

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

Our success depends heavily upon the skills of our senior management team and current key employees and upon our ability to identify, hire, and retain additional sales, marketing, technical and financial personnel. Should one or more members of senior management leave before acceptable replacements are found, that could have a material adverse effect on our business. We currently have employment agreements with the following executives: Samuel Petteway, Chief Executive Officer and President, Mitchell Deutsch, Vice Chairman of the Board, and founder of the Company; John Evans, Senior Vice President - Corporate Development; Mark Nathan, Senior Vice President - Technology; Jon Bednarsh, Senior Vice President - Operations and Mark Siden, Senior Vice President - Corporate Development. These agreements generally provide provisions for non-competition or confidentiality. We do not presently maintain key-person life insurance on any of our key executives or employees. We believe that further expansion of our operations will be required in order for us to address potential market opportunities and produce meaningful products. Such expansion may place a significant strain on our management, operations and financial resources. An increase in the number of our employees, our market penetration and our product and service development activities would result in increased responsibility for our management. Management will be required to successfully maintain relationships with various data and advertising customers, other Internet sites and services, Internet service providers and other third parties and to maintain control over our strategic direction in a rapidly changing environment. Our current personnel, systems, procedures and controls may not be adequate to support our future operations. Our management may not be able to identify, hire, train, motivate or manage required personnel or successfully identify and exploit existing and potential market opportunities. Our failure to effectively manage growth and address these growth-related issues could have a material adverse effect on our business.

We have a limited number of principal customers.

Our business could be materially and adversely affected if we lost a number of our large MLS customers, or failed to connect them to our web services before we more fully complete the transition of our business to the Internet. Our top five MLS customers accounted for more than 66% of our total revenues in 1999.

If we are unable to identify suitable acquisition targets or if we do not successfully integrate acquired businesses into our own business, our results could suffer.

We intend to explore the possible acquisition of complementary businesses in order to expand our services, diversify our business and participate in the consolidation trend among Internet information product providers. We are not currently in negotiations with any acquisition candidates. We do not have any present commitment or agreement with respect to any future acquisitions. We may not be able to make any acquisitions in the future on favorable terms. We may encounter substantial costs, delays or other problems in integrating any acquisitions that we do make. Such costs could include severance payments to employees of acquired companies, increased working capital requirements, systems integration costs, restructuring charges and other expenses associated with a change of control, as well as non-recurring acquisition costs including accounting, legal and investment banking fees and transaction-related obligations. Acquisitions could disrupt current operations, divert management attention or dilute existing shareholders. Increased competition for the limited number of suitable acquisition candidates may develop in our targeted industries, in which case there may be fewer acquisition opportunities available to us and higher acquisition costs for the opportunities that are available. Neither our management nor management of any of the acquired companies may have the necessary skills to manage the resulting business. We may seek to recruit additional managers to supplement the management of any acquired companies, but we may be unable to recruit additional managers with the necessary skills.

Certain investors and management control us and can approve or block significant transactions.

Our principal stockholders are Commonwealth, ComVest and certain members of management. Commonwealth and ComVest beneficially own about 58.3% of our outstanding common stock, par value $.01 per share ("Common Stock"), Mitchell Deutsch, together with his children, owns about 21.5% of our Common Stock, and James Garfinkel, together with his child, owns about 8.6% of our Common Stock. As a result, Commonwealth, ComVest, Mitchell Deutsch, James Garfinkel and their families, if they choose to act together, will be able to elect a majority of our board of directors and significantly influence our management and affairs including all significant corporate transactions requiring shareholder approval. Our principal stockholders could accept, or force us to accept, an offer for us at a price below the price that our other stockholders would approve. Should this happen, MonsterDaata.com, Inc., a Delaware corporation (the "Company"), (or at least a controlling interest in the Company) could be sold on terms that other investors may find unattractive. Similarly, the principal stockholders could reject, or cause the Company to reject, an offer that the other stockholders might find very attractive. These principal stockholders could also sell their shares (and control of the Company) without including our other shareholders in the transaction (or giving them the opportunity to sell their shares on the same terms). In addition, this concentration of ownership could have the effect of delaying or preventing a change in control of the Company, even when such change of control is in the best interests of shareholders, and might adversely affect the market price of the Common Stock.

Our issuance of warrants to ComVest may result in adverse accounting treatment.

We believe that we may be required to record certain material non-recurring and non-cash charges during the fiscal year ending December 31, 2000 or during later periods in connection with the issuance of warrants to ComVest for nominal consideration, since those warrants had exercise prices below the market price of the Common Stock on the date of issuance. Any such charges could have a material adverse effect on the market price of the Common Stock.

We depend upon key contractual relationships and vendors.

We have important contractual relationships. If any of these relationships are terminated, expire, or are breached, or if any of these companies ceases operations or stops offering the product or service, our operations would likely be materially impacted. Further, any changes to the offerings provided by these companies under these agreements may require us to change or re-engineer our own services, and will likely cause a material disruption of our business. In any of such cases, we may not be able to timely modify our services or to replace any of the services on favorable terms or at all.

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

The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. The Internet Tax Information Act placed a three-year moratorium on new state and local taxes on Internet commerce. This moratorium is expected to end on October 21, 2001. If this moratorium is not extended, the taxation of our business may change significantly. If we sell to consumers residing in many states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where it we are required to do so could subject us to taxes and penalties for the failure to qualify. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet, could have a material adverse effect on our business.

The Federal Communications Commission (the "FCC") has characterized dial-up Internet traffic bound for Internet service providers as jurisdictionally mixed but largely interstate in nature. The FCC has made it clear, however, that its position does not (i) affect its long-standing rule that Internet and other information services are exempt from interstate access charges, (ii) change the manner in which consumers obtain and pay for access to the Internet, or (iii) transform the nature of traffic routed through Internet service providers. Certain local telephone carriers claim that the increasing popularity of the Internet has burdened the existing telecommunications infrastructure and that many areas with high Internet use are experiencing interruptions in telephone service. These carriers have petitioned the FCC to impose access fees on Internet service providers, but not consumers. If access fees are imposed on Internet service providers, the cost of communicating on the Internet could increase, which could decrease demand for our developing Internet services.

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

                                          MONSTERDAATA.COM, INC.
                                               (Registrant)


Date: November 15, 2000                   /s/ Samuel B. Petteway
                                          ------------------------------
                                          Samuel B. Petteway
                                          President and Chief Executive
                                          Officer