Form 10KSB
period 2000-12-31
MONSTERDAATA COM INC
filed 2001-04-09
CIK 783454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR FISCAL YEAR ENDED: DECEMBER 31, 2000

                                       OR

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to __________

                         Commission file number: 33-1599

                MONSTERDAATA, INC. (formerly MonsterDaata.com, Inc.) (Exact name of small business issuer as specified in its charter)

                   DELAWARE                                 22-2732163
        (State or other jurisdiction of        (IRS Employer Identification No.)
         incorporation or organization)

           32 EAST 31ST STREET, SUITE 900, NEW YORK, NEW YORK   10016
                   (Address of principal executive offices)   (Zip Code)

                    Issuer's telephone number: (212) 447-2000

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

State issuer's revenues for its most recent fiscal year. $1,661,556

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $7,377,000 computed by reference to the closing sales price of Registrant's common stock on March 23, 2001.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of March 23, 2001, there were 15,545,512 shares (3,109,241 post split) of the Registrant's common stock, par value $0.01, issued and outstanding. This number is prior to the March 26, 2001 one-for-five reverse stock split.

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

                               MonsterDaata, Inc.

                              Index to Form 10-KSB

                                                                            Page
                                     PART I

PSLRA Statement.............................................................iv
Item  1   Description of Business...........................................1
Item  2   Description of Property...........................................9
Item  3   Legal Proceedings.................................................10
Item  4   Submission of Matters to a Vote of Security Holders...............10

                                   PART II

Item  5   Market for Common Equity and Related Stockholder Matters..........10
Item  6   Management's Discussion and Analysis..............................13
Item  7   Financial Statements..............................................15
Item  8   Changes In Accountants............................................15

                                  PART III

Item  9   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act............15
Item 10   Executive Compensation............................................19
Item 11   Security Ownership of Certain Beneficial Owners and Management....25
Item 12   Certain Relationships and Related Transactions....................28
Item 13   Exhibits and Reports on Form 8-K..................................29

Signatures..................................................................31

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

     Certain written and oral statements made or incorporated by reference by us or our representatives in this Report and other reports and filings with the Securities and Exchange Commission (the "SEC"), press releases, conferences or otherwise, are "forward looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, targets or achievements, and may contain the words "estimate," "project," "intend," "forecast," "anticipate," "plan," "planning," "expect," "believe," "will," "will likely," "should," "could," "would," "may" or words or expressions of similar meaning. In addition, except for historical matters, we may set forth certain other statements in this Report and elsewhere from time to time, including, without limitation, statements regarding our Internet activities, customers, website and database development activities, product offerings, licensing and co-branding prospects, user demographics and statistics, anticipated revenue sources, sales force expansion efforts, and availability of financial and other resources, which are forward-looking statements within the meaning of the PSLRA. Such forward-looking statements are based upon our current belief as to the outcome, occurrence and timing of future events or current expectations and plans based upon, among other things, assumptions made by, and information currently available to management, including management's own knowledge and assessment of our industry, competition and current regulatory environment. All such statements involve significant risks and uncertainties.

     Many important factors affect our ability to achieve the stated outcomes and to successfully commercialize our product offerings on the Internet, including the ability to:

     - obtain substantial additional funds as needed to fund anticipated continuing operating losses and further development activities,

     - obtain and maintain all necessary licenses, trademarks and other intellectual property protections and contract rights and restrictions for our business activities and data products,

     -  compete successfully against other companies' products and services,

     -  maintain the integrity, reputation and reliability of our data,

     -  form strategic alliances with other Internet companies,

     -  manage growth and recruit and retain employees, and

     -  market our data products and services in a profitable manner.

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

ITEM 1. DESCRIPTION OF BUSINESS

     Overview

     We are an information utility company. We repackage the look and feel of our warehoused data and supply it to our clients. We use proprietary web-enabling applications, distribution technology and programming tools to supply this digital data content. Our proprietary applications and technology consist of our ability to integrate data from many different sources and formats, reformat this data in a highly customizable manner and track the usage of such data, helping our partners to better target, capture and retain customers.

     The fourth quarter of 2000 was a significant period for us. We received additional financing, completed the roll out of new database technology enabling us to provide real time data feeds to our clients and released a new version of our Neighborhood Place destination site. We also undertook cost containment measures cutting back on salaries. We believe these actions will allow us to enter new business markets with our products and lower our monthly costs. By providing very specific property, school and demographic related information, packaged in almost any manner, kept current with our regular updates and with the capability to deliver in a variety of ways (including XML, HTML or PDA) or to cellular phones, we believe that more businesses will desire our data services. Our customizable, proprietary, high-speed content delivery system enables our distribution partners to offer interactive and localized content, facilitating e-commerce, lead generation and advertising sales.

     We believe that our products, comprised of a compilation of applications, data, programming and customization tools and distribution technology, boost the effectiveness of our customers and network affiliates' websites by increasing the frequency and duration, and consequently the revenue potential, of each site visit. Our customers and network affiliates seek content that will make their websites more useful and attractive without the high fixed expense of developing and maintaining their own information infrastructure. To date, our focus has been to aggregate, transform and customize information relating to real estate transactions. We believe our technology is applicable to a broader marketplace in other high volume, information-intensive markets.

     Our current digital content includes text, visual, geographical and interactive programming tools, including more than 3.5 billion records of information for over 61,000 communities composed of more than 220,000 distinct geographically bounded areas in the United States. Our data includes neighborhood, crime, demographic, lifestyle, risk hazard and school information. We have very specific information geo-coded down to the census block/neighborhood level. This information is valuable to people establishing new businesses, moving into new neighborhoods and/or setting a valuation for property that is being sold. We distribute our data through licensing, syndication and co-branding to a broad network of affiliates including Internet portals, consumer and professional transaction and destination websites, and classified advertising networks.

     Potential new information markets for us include education, government services, healthcare and medical, home and small business, hospitality, import-export, legal, library sciences, marketing, travel and tourism, both in the United States and internationally. We currently have co-branded relationships and agreements to deliver our digital content to more than 100 licensees and network affiliates, including a number of well known real estate-related websites. In addition, we have licensed the software programs and inventory of 360 degree panoramic views of more than 20,000 images and 180 visual digital city tours. We believe this will enable us to combine digital media with visual content and integrate our digital media holdings with visual imagery and applications to help us make it more attractive to our partners and professional users.

     Our distribution system channels our products and services to approximately 30,000 real estate professionals and co-brands our www.monsterdaata.com website with more than 100 websites and portals. We currently license our content to provide value-added services to our customers including Yahoo!, HomeStore.com and Move.com. With the launch of our new information infrastructure technology, we believe that we will be in position to capitalize on these co-branded relationships.

     To date, our focus has been to aggregate, transform and customize information relating to real estate transactions. We have refined our business model to target sales of subscriptions on a monthly basis to professionals. With the launch of our new information infrastructure technology, we believe that we will be well positioned to convert our existing legacy client base to the monthly subscription business model and to capitalize on our on-line, co-branded relationships.

     During the year 2000, we made major progress in our transition from a private to public company and from a traditional supplier of real estate-related information to an Internet-enabled information company with an initial focus on real estate. We believe that we have been unable to generate significant Internet revenues because, to date, we have not had the ability to deliver data on a broad scale in a real-time sophisticated manner. As the next step in our transition, we are beginning to leverage our expertise in the real estate information area to other Internet-based information systems. During the next 12 months, we intend to expand our services to become a broad-based Internet information utility company.

     Recent Growth

     During the fourth quarter of 2000, we launched a new technology platform. The core technology revolves around an enterprise level data processing plant functioning in four phases: (1) the content infrastructure can readily compile disparate data sets from myriad sources and transfer the data into secure, scalable and fault tolerant hardware and software infrastructure, handling billions of records for clients; (2) the processing plant aggregates data sources into a unified database processing millions of transactions per second with an extremely scalable foundation; (3) the business engines provide data packaging logic with the ability to include a high degree of interactive personalization; and (4) the distribution technology allows finished data sets to be delivered using industry standard protocols like XML, WML, PDA and customized HTML.

     In December 2000, Neighborhood Place, our showcase website, was launched (www.neighborhoodplace.com). Utilizing our new information infrastructure technology, Neighborhood Place provides detailed property, school and demographic information on a neighborhood level. We believe the new site provides direct paths to content areas that answer the questions people most often ask when contemplating a move or a home purchase: How do the schools compare? What are current property values? How safe is the neighborhood? What is the cost of living? We believe that we uniquely provide information all the way down to the specific block group, as compared to just searching by zip codes. We believe this is a major improvement over what had formerly been available in the marketplace.

     We signed a non-exclusive, worldwide perpetual licensing agreement with Utour, Inc. during the third quarter of 2000. In this agreement, we received the right to use Utour's more than 20,000 360-degree images and 180 visual digital city tours. We also received the rights to utilize Utour's proprietary software including the Utour "Portalizer," software facilitating the uploading and transmission of digital images, the "Content Addressable Visual Database" which organizes and classifies digital images, and the Utour Java scripted "Viewer" software program that allows image downloads.

     Organizational History

     We were incorporated in Delaware in July, 1985 under the corporate name "Trans West, Inc." For eight years prior to September, 1995, we were an inactive corporation. In September, 1995, our corporate charter was revived in Delaware and was reactivated, although at that time we had no material assets or capital, and no operations or income. In February, 1996, we changed our corporate name to "D-Vine, Ltd."

     On April 2, 1999, we acquired 99.2% of the outstanding capital stock of Taconic Data Corp. ("Taconic"), a privately-held New York corporation. Taconic, which was incorporated in New York in 1992, provided real estate-related database information services to consumers, real estate professionals and other businesses primarily through regional real estate multiple listing services and, more recently, over the Internet.

     In connection with this acquisition, Taconic became our majority-owned subsidiary and all of our directors and officers were replaced by Taconic directors and officers. The stockholders of Taconic were issued 6,000,000 shares of our common stock in exchange for their shares, or approximately 85% of our total outstanding common stock after giving effect to the acquisition. Accordingly, a change in control of our company occurred in connection with the Taconic acquisition, and the acquisition was deemed a "reverse acquisition" for accounting purposes. For further information, Item 11 of this report sets forth current information regarding the ownership of our shares by management and other large stockholders.

     On April 5, 1999, we changed our corporate name to "MonsterDaata.com, Inc." Effective June 15, 1999, we changed our fiscal year end date to December 31 to conform to Taconic's fiscal year, and Taconic's independent auditors were appointed as our independent auditors. Unless otherwise provided, for periods prior to April 2, 1999, the description below relates to Taconic, on a stand-alone basis, before giving effect to the Taconic acquisition.

     During the year 2000, we engaged Commonwealth Associates L.P. to assist us in raising needed capital, resulting in significant changes in our stockholder base, our officers and our directors. Our business has also changed from last year. On December 7, 2000, we changed our corporate name to MonsterDaata, Inc. On November 20, 2000, we acquired the remaining 0.8% of Taconic and Taconic became our wholly-owned subsidiary.

     On March 26, 2001, we filed an amendment to our certificate of incorporation which implemented a one-for-five reverse stock split, effective at the close of business on March 26, 2001. This amendment had been approved by our Board of Directors and the holders of a majority of the outstanding shares of common stock and 7% Series C Convertible Preferred Stock, voting as a single class, on February 16, 2001. The March 26, 2001 amendment also reduced our authorized shares of common stock from 200 million to 100 million. All information in the accompanying financial statements reflects the effect of the reverse stock split.

     Internet and Real Estate Industry and Trends

     The emergence and acceptance of the Internet has fundamentally changed the way that many consumers and businesses communicate, obtain information, purchase goods and services and transact business. We believe that the real estate information industry is particularly well suited to benefit from the Internet because of its size, fragmented nature and reliance on the exchange of information. The Internet offers a compelling means and serves as a common platform for consumers, real estate professionals, homebuilders, renters, property managers and owners and ancillary service providers to access the relevant timely information that they need to make better decisions.

     Recognizing the commercial potential of the Internet, a number of residential real estate-related web businesses have been established, including websites that aggregate data from real estate multiple listing services, real estate chains, and brokers from different regions. Aggregators include HomeStore.com, Microsoft Corp.'s HomeAdvisor.com and Yahoo! These real estate destination sites enable users to quickly access a wide range of real estate listings to search for a home using specific criteria, including location, size, price and neighborhood. As a result, these sites are increasingly becoming an important part of the home buying process for many consumers. Based on a 1999 study by the University of California Berkeley's Fisher Center for Real Estate and Urban Economics, a significant portion of existing homes listed for sale in the United States are listed online and the number of home buyers using the Internet to shop for a home is increasing. A survey by the California Association of Realtors showed that nearly 40% of home buyers used the Internet as part of the home buying process.

     Buying a home is generally regarded as the largest financial decision and one of the most difficult and complex processes most consumers will ever undertake. An enormous network of support services and products exists to assist consumers in finding or building property, renting or buying property, moving, owning property and selling property. To make an informed decision, consumers need access to many types of information and rely upon a series of professionals, including real estate agents, and ancillary service providers, such as mortgage brokers, title agents, escrow agents, attorneys, inspectors and appraisers. These professionals and ancillary service providers offer products and services, such as mortgages, title insurance, credit reports, appraisals, neighborhood and community profiles, and inspections, that generated in excess of $49.0 billion in transaction fees in 1998. In addition, real estate transactions often involve many other changes for consumers, including changing neighborhoods, schools, shopping malls, banks, grocers, cleaners and other retail relationships.

     Business Strategy

     An integral part of our business strategy is to be a provider of programming tools and data products that enhance the websites of our customers. A wide range of real estate and related websites view the types of content that we provide as important to enhancing the "stickiness" (longer visits or repeat usage) of their sites. We provide comprehensive real estate transaction data, due diligence and research content in one convenient location. With our products and services, we allow our clients and users to bypass traditional and often more expensive, fragmented real estate information sources and intermediaries. We permit real estate professionals, consumers and investors immediate centralized access to a broad range of useful real estate information from their own homes or offices. We believe that our services and products assist real estate agents, brokers and other professionals to market their own services better, become more productive and compete more effectively. We believe that we are also well positioned to provide services to ancillary service providers and consumers buying or selling a home.

     We offer six primary data product and service categories that, according to our research and experience over the past eight years, have been shown to be products and services sought by professionals, and more currently to a growing extent, by consumers directly. These product and service categories are due diligence, valuation, risk assessment, target marketing, data enhancement and ancillary products and services. The information underlying these data products is developed in-house or licensed and reformatted, then integrated and enhanced for more than 70 data categories and 61,000 communities nationwide. Such information includes crime, school, lifestyle characteristics, culture, town and community, affordability and demographic data, ownership information for more than 90 million residences, over 30 million sales transactions, environmental hazards and new construction and permit data. This information is packaged and provided to real estate professionals and consumers through our website and through Internet destination sites.

     Target Markets

     We have refined our business model to target sales of subscriptions on a monthly basis to professionals. We believe that this market opportunity within the real estate sector alone is large with real estate professionals currently spending approximately $10.0 billion per year on gathering data to serve their businesses, according to the National Association of Realtors, an industry trade group. The market consists of approximately 2.0 million professionals each spending between $2,000 to $10,000 per year on promotion and marketing, customer acquisition and retention, and professional information services. The types of professional clients which we intend to target include real estate brokers and agents, relocation specialists, mortgage brokers and lenders, insurance brokers and agents, and title insurance companies. With the launch of our new information infrastructure technology, we believe we will be well positioned to convert our existing legacy client base to the monthly subscription business model and to capitalize on our on-line, co-branded relationships.

     We also believe that the new members of our management team and our technology infrastructure will enable us to penetrate other, non-real estate markets. Specifically, our goal is to penetrate the healthcare and travel tourism markets within the next few years. Management has extensive experience within the electronic claims processing and physician-profiling sectors of the healthcare market. Management believes that our technology infrastructure provides a sound platform for these services. Management also believes that our text and visual content may be suitable to the travel and tourism market. We intend to pursue business opportunities within these markets and supplement our existing inventory of digital content as demanded by new customers within these markets.

     Technology

     Our technology is intended to integrate and deliver content through multiple distribution channels including wireless and broadband applications. When completed, this software is expected to accept all types of data and distribute it across numerous computer formats and systems to many markets. For real estate transactions, our technology has the capacity to accurately profile a community from a number of perspectives and deliver significant amounts of information to our customers' and network affiliates' websites. Our software and website development efforts to enhance the Company's remote content delivery technology are ongoing.

     Business Operations

     We currently provide real estate-related information over the Internet. We develop, license, co-brand, reformat, integrate and enhance more than 70 proprietary databases that include real estate related business-to-business and consumer information. Business information includes real estate transaction due diligence, risk assessment and valuation information. Consumer services consist of data products covering over 61,000 communities composed of more than 220,000 distinct geographically-bounded areas in the United States, and neighborhood profiles containing school, town and community, crime, culture, affordability, environmental hazard, property ownership, tax, demographic and lifestyle facts. We believe that our Internet website and related co-branded websites have the potential to become key destination sites for low cost real estate due diligence information, and that we can create and capture value for our business and shareholders by linking real estate professionals - including brokers, lenders, appraisers and insurers - with consumers, businesses and investors through our Internet data services.

     We currently generate most of our revenues from licensing our content to other Internet sites and our multiple listing service clients. We expect to generate further revenues from selling eReports and subscriptions on our website, selling national and local advertising, collecting fees for eLeads (in which, with our users' consent, we electronically match and link our users with selected providers of services or products that we believe will be of interest to the users) and collecting fees for providing customized information services (our customized information services are provided primarily to regional real estate multiple listing services). Through our licensing and co-branding activities, we provide our data content to other popular Internet websites, many of which provide links back to our website through their websites. If users on these licensed or co-branded sites desire further information beyond the summary or snapshot data that we license or co-brand, they may obtain detailed customized reports from our website, for a small charge per report or on an annual subscription basis. We share the revenues that we earn from the sales of these detailed eReports with the referring website owner. We have also commenced work on a remote data delivery program pursuant to which our data can be delivered directly to the screen of a licensee website's end user in response to a query by that end-user. We intend to provide these data delivery services to the licensee websites on a pay-per-use basis, under a flat fee unlimited use license, or through a combination of these methods.

     The content that we currently provide (through our website and/or through co-branded sites or other licensing arrangements) includes (1) "Neighborhood Place," which allows users to generate comparative data analyses of several neighborhoods, including crime statistics, town and community profiles, census and demographic information, neighborhood lifestyle characteristics and school reports; (2) "Relocation Place," which provides a pre- and post-move resource center to help users plan and estimate the cost of their relocation; (3) public records property data, which allows users to research properties for sale, foreclosures, comparable sales and many other types of information; and (4) risk hazard assessment data, which allows users to obtain data regarding environmental hazards and crime risk.

     Sales and Marketing Strategy

     Our primary marketing objectives currently are to increase our user base and brand recognition, thereby expanding our website traffic and our Internet-related revenue sources. Historically, our marketing activities have been generally limited to making sales calls on multiple listing service prospects for the customized information services that we provided to multiple listing services. In 1999, as we have refocused our business on Internet-based revenue sources, we have been recruiting and developing our own marketing group responsible for positioning our expanded data offerings and ensuring that each of our Internet services is competitive and appealing to these same professionals, as well as to a mass audience.

     Competition

     The market for Internet real estate data services is relatively new, intensely competitive and rapidly changing. In the online real estate industry, the principal competitive factors that we have identified are:

     -  quality and depth of the underlying databases;

     -  proprietary methodologies, databases and technical resources;

     -  the usefulness of the data and reports that can be generated;

     -  effectiveness of the provider's marketing and sales efforts;

     -  customer service and support;

     -  compatibility with key customer's existing information systems;

     -  reputation for reliability;

     -  price;

     -  timeliness; and

     -  brand loyalty.

     We believe that our national comprehensive coverage, the broad range of our integrated real estate data products and the structure of our database-to-web content delivery system provide us with a competitive advantage in the marketplace. However, many of our existing competitors, focusing on niche areas such as school, public risk hazards and other specific subjects, as well as a number of potential new competitors, have longer operating histories in the Internet market, greater name recognition, larger customer bases, greater user traffic and significantly greater financial, technical and marketing resources than we do. In order to gain market acceptance, we may elect to provide products at reduced prices or at no cost. Competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, distribution partners and content providers and may be able to respond more quickly to new or emerging technologies and changes in Internet user requirements.

     Protection of Intellectual Property

     We rely on a combination of copyrights, trademarks, trade secret laws and contractual arrangements to protect our intellectual property rights. We do not own or license any patents.

     With respect to our databases, copyright protection is available for the originality and creativity that we use in the selection and arrangement of the data included therein. We have obtained copyright registrations from the United States Copyright Office for some of our databases. Copyright protection does not, however, extend to the facts included in any of the databases. The proprietary applications that we use in connection with the compilation of our databases are also protected by copyrights that we own. Copyrights in our software protect the source code and "look and feel" of the program from plagiarism. Nevertheless, other programs which could perform the same or similar functions may be able to exist without violating our copyrights.

     We obtain some of the raw data used to compile our databases through license agreements with third parties such as private commercial data providers and governmental or quasi-governmental agencies. These license agreements typically permit us to resell or re-license the information as part of a larger database. To the extent any of these agreements impose restrictions upon resale, we intend, in turn, to impose such restrictions upon our customers through contracts and the terms of our website user agreement.

     We believe that our proprietary know-how in the filtering, indexing, integration and display of disparate non-standardized data sets, and the technical and creative skills of our personnel and principals, are critical factors in establishing and maintaining our business. Accordingly, we have entered into confidentiality agreements with our key employees and consultants, and seek to control access to and distribution of our proprietary information. These precautions may not prevent misappropriation, infringement or other violations of our intellectual property. Third parties who are not bound to any agreements with us may copy or otherwise use the information on our websites without authorization.

     We use the following website addresses:

          -  MonsterData.com
          -  MonsterDaata.com
          -  Big-Decisions-Made-Easy.com

          -  One-Stop-Daata-Shop.com
          -  Make-My-Daata.com
          -  Neighborhood-Place.com
          -  Relocation-Place.com
          -  Personal-Private-Eye.com Data8web.com

     Currently, all of our website addresses (except neighborhoodplace.com) direct the user to our main website at MonsterDaata.com. In the future, we may decide to use our other website addresses for specialized websites, powered by our servers.

     We have filed applications with the U.S. Patent and Trademark Office to register our rights in the trademarks DAATA SUPERSTORE, MAKE MY DAATA and PERSONAL PRIVATE EYE. We are preparing to file applications for our common law trademark MONSTERDAATA and our slogan "Information that really hits home" in a distinctive logo form. We may not be able to obtain registrations for the trademarks for which we have filed (or are intending to file). Even if we are successful in obtaining trademark registrations, third parties may challenge our rights to these trademarks.

     Governmental Regulation

     Our operations are not currently subject to direct regulation by any governmental agency in the United States beyond regulations applicable to businesses generally. A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including: (1) online content; (2) user privacy; (3) taxation; (4) access charges; and (5) jurisdiction. The adoption of new laws or the unfavorable application of existing laws may decrease the use of the Internet, which would harm our growth and decrease anticipated demand for our services. Our collection of data from primary sources is often subject to the federal Freedom of Information Act and to similar state, local and county regulations.

ITEM 2.  DESCRIPTION OF PROPERTY

     We currently lease office space in New York City to house our sales, marketing, web development and website management operations. The New York City lease expires in June 2004 and has an annual rent of $37,178. We also leased office space in Valhalla, New York under a lease which expired on December 31, 2000. Our rent expense was $147,889 for the year ended December 31, 2000. Since September 1, 2000, we have leased several offices in New York City under a month-to-month arrangement at a cost of $5,100 per month.

     Employees

     As of March 26, 2001, we employed 37 full-time officers, data managers, website developers, salespeople and support personnel. Of our employees, four are involved in operations, five in general and administrative, four in sales and marketing, six in product development and 18 in technology. No employees are covered by any collective bargaining agreements. We believe that our relationship with our employees is good.

ITEM 3.  LEGAL PROCEEDINGS

     We have recently settled most of our material litigation. In November 2000, we settled litigation with a former consultant which had sued us in New York Supreme Court to collect $390,000 allegedly owed to it. This action was settled for a total of $240,000, which included our legal fees and our other related costs and the return to us of the remaining 0.8% stock interest in Taconic. In February 2001, we settled a litigation involving a former customer which was seeking a refund of a $175,000 down payment for work the customer alleged we did not perform properly. This matter was settled for a payment of $75,000 and a two year license agreement pursuant to which we granted a $140,000 credit to be applied to monthly fees under the license agreement. In March 2001, we also settled litigation with our former law firm over disputed legal fees with a payment to the law firm of $680,000.

     We are still a party to litigation involving a former website developer for collection of $163,000 in fees allegedly owed by us to it. This action is pending.

     Other than the lawsuits above, we are not currently a party to any litigation that, if determined adversely to us, we believe would be material to our business or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report other than an action by written consent of a majority of our common stock to change our name to MonsterDaata, Inc. and to approve and adopt our 2000 stock option plan.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock traded on the OTC Bulletin Board from July 29, 1999, to March 26, 2001 under the symbol "MDDC." Since March 27, 2001, our common stock has traded on the OTC Bulletin Board under the symbol "MSRD." The range of high and low bid quotations for our common stock since July 29, 1999 is shown below. These quotations have not been adjusted for the March 26, 2001, one-for-five reverse stock split. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect retail markups, markdowns or commissions.


         CALENDAR 1999                                 High             Low
                                                      ------          -------

         Prior to July 29, 1999                        N/A              N/A
         Third Quarter                                 $8.00            $3.00
         Fourth Quarter                                $5.625           $2.875

         CALENDAR 2000                                 High             Low
                                                      ------          -------

         First Quarter                                 $8.00            $3.25
         Second Quarter                                $4.875           $0.625
         Third Quarter                                 $0.75            $0.1875
         Fourth Quarter                                $0.4375          $0.1875

         CALENDAR 2001

         First Quarter (through March  23, 2001)       $0.50            $0.125

      The last reported sale price of our common stock on the OTC Bulletin Board on March 23, 2001 was $0.2031 per share. At March 23, 2001, there were 15,545,512 shares of common stock outstanding, which were held by approximately 550 stockholders of record. These numbers do not reflect the reverse stock split effective March 26, 2001.

     Dividend Policy

     We have not paid any cash dividends on our common stock since our formation. The payment of dividends, if any, in the future is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Our board of directors does not presently intend to declare any dividends on our common stock in the foreseeable future. We anticipate that all of our earnings and other resources, if any, will be retained by us for investment in our business. We are not subject to any material contractual restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

     Common Stock

     On April 2, 1999, an existing warrant issued by a predecessor corporation in 1997 to purchase 1,000,000 shares of common stock was exercised for $1.00 per share. We issued to the holder who exercised this warrant an additional warrant to purchase 500,000 shares of our common stock at an exercise price of $3.00 per share. The cost of this additional warrant was $223,000. On December 14, 2000, we repurchased this additional warrant for $40,000.

      During the year ended December 31, 1999, we converted $312,500 in accounts payable to 113,142 shares (approximately 22,628 post split) of common stock and options to purchase 25,000 shares (5,000 post split) of common stock.

     Series A Preferred Stock

     We sold 791.12, 240.66, 539.45 and 20.53 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred") on November 1, 1999, November 5, 1999, November 30, 1999 and January 6, 2000, respectively, and warrants to purchase 474,170, 36,108, 80,952 and 3,080 shares (94,834; 7,222;
16,190 and 616 post split) of common stock at an exercise price of $3.75 per share ($18.75 post split), subject to adjustment (the "Series A Warrants"), on November 1, 1999, November 5, 1999, November 30, 1999 and January 6, 2000, respectively. These securities were sold to accredited investors in an offering exempt from registration under Rule 506 of Regulation D under the Securities Act. The total offering price for these securities was $1,492,000 and the net proceeds were used for general corporate purposes.

     Each share of Series A Preferred is convertible, at any time at the option of the holder, into 450 validly issued, fully paid and nonassessable shares of common stock (90 shares post split). Holders of Series A Preferred are entitled to an adjustment in the conversion ratio upon specified events, including a subdivision or combination of our outstanding common stock, certain dividends and distributions, reclassifications or recapitalization.

     The Series A Warrants may be exercised by paying the exercise price in cash or by tendering warrants with a cash value equal to the exercise price, as determined from the closing price of our common stock on the day of exercise as reported on the OTC Bulletin Board or other national market system.

     We have offered the holders of Series A Preferred the option of converting each share of their Series A Preferred into 450 shares of common stock (90 shares post split), plus additional shares of common stock in lieu of accrued preferred stock dividends through December 31, 2000. Holders who exercise this option are entitled to receive, in lieu of their existing Series A Warrants to purchase common stock at $3.75 per share, new warrants (substantially identical to the Series A Warrants except for the exercise price) to purchase the same number of shares at an exercise price of $.25 per share ($1.25 post split). We anticipate that all of the holders of Series A Preferred will convert their Series A Preferred into common stock and receive new warrants.

     Series B Preferred Stock

     We sold 425 shares of Series B Cumulative Convertible Preferred Stock (the "Series B Preferred") and warrants to purchase 56,670 (11,334 post split) shares of common stock at an exercise price of $4.25 per share ($21.25 post split), subject to adjustment (the "Series B Warrants"), on April 6, 2000. These securities were sold to accredited investors in an offering exempt from registration under Rule 506 of Regulation D under the Securities Act. The total offering price for these securities was $425,000 and the net proceeds were used for general corporate purposes.

     Each share of Series B Preferred is convertible, at any time at the option of the holder, into 334 validly issued, fully paid and nonassessable shares of common stock (approximately 67 shares post split). Holders of Series B Preferred are entitled to an adjustment in the conversion ratio upon specified events, including a subdivision or combination of our outstanding common stock, certain dividends and distributions, reclassifications or recapitalization.

     The Series B Warrants may be exercised by paying the exercise price in cash or by tendering warrants with a cash value equal to the exercise price, as determined from the closing price of our common stock on the day of exercise as reported on the OTC Bulletin Board or other national market system.

     We have offered the holders of Series B Preferred the option of converting each share of their Series B Preferred into 334 shares of common stock (approximately 67 shares post split), plus additional shares of common stock in lieu of accrued preferred stock dividends through

December 31, 2000. Holders who exercise this option are entitled to receive, in lieu of their existing Series B Warrants to purchase common stock at $4.25 per share, new warrants (substantially identical to the Series B Warrants except for the exercise price) to purchase the same number of shares at an exercise price of $.25 per share ($1.25 post split). We anticipate that all of the holders of Series B Preferred will convert their Series B Preferred into common stock and receive new warrants.

     Series C Preferred Stock

      We sold 821,000 shares of 7% Series C Convertible Preferred Stock (the "Series C Preferred") and two-year warrants (the "Series C Warrants") to purchase 16,420,000 shares (3,284,000 post split) of common stock at an exercise price of $0.25 per share ($1.25 post split) on December 6, 2000 for $8,210,000 ($3,910,000 of which involved the conversion of notes from a previous private placement). We sold 164,000 shares of Series C Preferred and Series C Warrants to purchase 3,280,000 shares (656,000 post split) of common stock on December 29, 2000 for $1,640,000. We sold 87,800 shares of Series C Preferred and Series C Warrants to purchase 1,756,000 (351,200 post split) shares of common stock on January 5, 2001 for $878,000. These securities were sold to accredited investors in an offering exempt from registration under Rule 506 of Regulation D under the Securities Act. The total offering price for these securities was $10,728,000, a portion of which was paid by conversion of previously issued promissory notes. The net proceeds were used for general corporate purposes.

     Each share of Series C Preferred is convertible, at any time at the option of the holder, into 40 validly issued, fully paid and nonassessable shares of common stock (8 shares post split). Holders of Series C Preferred are entitled to an adjustment in the conversion ratio upon specified events, including a subdivision or combination of our outstanding common stock, certain dividends and distributions, reclassifications or recapitalization.

     The Series C Warrants may be exercised by paying the exercise price ($.25 per share or $1.25 per share post split) in cash or by tendering warrants with a cash value equal to the exercise price, as determined from the closing price of our common stock on the day of exercise as reported on the OTC Bulletin Board or other national market system. In connection with this offering, Commonwealth Associates L.P., the placement agent, received five-year warrants to purchase 9,655,200 shares of common stock (1,931,040 post split) at a price of $.25 per share ($1.25 post split).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

      Our total revenues for the twelve month period ended December 31, 2000 were $1,661,556, compared to $2,488,434 for the twelve month period ended December 31, 1999. This 33% decrease reflects the loss of one multiple listing service business account and reduced services provided to two additional multiple listing service accounts. Total operating expenses grew from $4,573,958 for twelve months ended December 31, 1999 to $6,539,454 for the twelve months ended December 31, 2000. This difference resulted from a 4% increase in selling, general and administrative expenses and a 206% increase in our product development costs. This investment in product development permitted us to complete the development of, and launch, our new technology platform. We believe that this new technology platform enables us to more easily distribute database content to existing and new businesses. We expect that our new business focus will more than offset our multiple listing service revenue losses over time as well as allow us to enter new markets.

     Our cost of sales decreased 28% from $753,013 to $542,382. This decrease was attributed primarily to the decrease in the amount of work performed and the content purchased for the aforementioned multiple listing service accounts. Our gross profit margin declined from 70% for our 1999 fiscal year to 67% for the fiscal year 2000. With the ability to repackage data content and deliver it more efficiently, we foresee higher gross margins in future years. This is because we anticipate that future revenues will grow at a much greater rate than our data acquisition cost of sales.

     Our total net loss increased from $2,829,346 for the fiscal year 1999 to $6,623,780 for the fiscal year 2000. This loss is directly related to our technology product development costs and the loss of conventional multiple listing service sales. With the implementation of our new database technology platform, we believe future near-term expenses will be lower and future revenues from new accounts will increase.

     Recent Events

     We recently completed a private placement of $10.7 million of Series C Preferred and Series C Warrants led by ComVest Venture Partners, JF Shea Ventures, RMC Capital and Lions Investments.

     In the fourth quarter a new organizational staffing chart was created and announced. With the technology launch completed, we took actions in lowering salary costs through both renegotiations and restructuring several staff positions.

     Liquidity and Capital Resources

     As of December 31, 2000, our cash balance was $1,774,777 and we had working capital (excluding deferred revenue) of $479,065. For the fiscal year ended December 31, 2000, our net cash used in operating activities was $5,773,442.

     Total cash flows from financing activities increased from $2,111,013 for the fiscal year ended December 31, 1999 to $7,184,512 for fiscal year ended December 31, 2000.

      Our working capital requirements depend upon numerous factors, including, without limitation, levels of resources that we devote to the further development of our website and marketing capabilities, technological advances, status of competitors and our ability to establish collaborative arrangements with other organizations. Our current cash resources are expected to be sufficient to fund our current operations into the fourth quarter of 2001. We will need to generate additional cash resources in order to continue as a going concern through December 31, 2001. Our ability to generate sufficient cash resources is dependent upon the success of our revenue model and the ability to generate revenues, profits and positive cash flows from it in order to survive. We may not succeed. Please see note 12 to the financial statements for a further discussion of these matters.

     Our financial condition and results for periods prior to April 2, 1999 are almost entirely attributable to the historical results of Taconic, which was deemed the acquirer for accounting purposes in our business combination with Taconic that was completed on April 2, 1999.

ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item is incorporated by reference to the Financial Statements set forth on pages F-1 through F-28 hereof.

ITEM 8.  CHANGES IN ACCOUNTANTS

     Effective June 15, 1999, Thomas P. Monahan, our independent auditor for the fiscal year ended September 30, 1998, was dismissed by us as part of our transition activities following the completion of our acquisition of Taconic. Effective June 15, 1999, our board of directors appointed Marcum & Kliegman LLP, the independent auditors for Taconic, as our new independent auditors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Directors and Executive Officers

     The following table sets forth certain information regarding the members of our board of directors and our executive officers:

--------------------------------------------------------------------------------
    NAME                   AGE               POSITION
--------------------------------------------------------------------------------

John van Leeuwen           43   Chairman of the Board

Harold S. Blue             40   Vice Chairman of the Board

Samuel B. Petteway, Jr.    45   President, Chief Executive Officer, Secretary
                                and Director

Mitchell F. Deutsch        45   Vice Chairman of the Board

Keith M. Rosenbloom        33   Director

Joseph P. Wynne            36   Director

Mark Nathan                33   Chief Technical Officer

John Evans                 40   Senior Vice President - Corporate Development

Mark Siden                 34   Senior Vice President - Corporate Development

Jonathan Bednarsh          27   Senior Vice President - Operations

Marshall K. Thomason       40   Senior Vice President - Special Projects

Peter Goldey               29   Senior Vice President - Products
--------------------------------------------------------------------------------

The principal occupations for the past five years (and, in some instances, for prior years) of each of the directors and executive officers of the Company are as follows:

      John van Leeuwen joined us as the Chairman of the Board on January 3, 2001. He has over 19 years experience in the software, Internet, and chemical industries. Mr. van Leeuwen is recognized worldwide as a leading software and Internet entrepreneur, with a track record of identifying, incubating, and successfully exiting several ventures. Mr. van Leeuwen founded Tech Inspirations in 1996. Prior to founding Tech Inspirations, Mr. van Leeuwen was President of the Baan Company-Canada where he started Baan's North American business operations, increasing sales from zero in 1991 to $388 million in 1996. Mr. van Leeuwen's efforts significantly contributed to the very successful launch of the Baan Company initial public offering in 1995, eventually achieving a market cap of $11.5 billion in 1998. Prior to the Baan Company, Mr. van Leeuwen was the founder and Chief Executive Officer of Strohn CIM Systems, Inc., an engineering based software company which sold high-end UNIX workstation based CAD, CAM, and CAE solutions. He also spent six years in research and business development at the Shell and Monsanto companies. Mr. van Leeuwen is the Chief Executive Officer of XBOX Technologies, Inc., a public company.

     Harold S. Blue joined us as the Chairman of the Board in August 2000. He became a Vice Chairman of the board on January 3, 2001, when Mr. van Leeuwen joined us. For the past seven years, Mr. Blue served as Chief Executive Officer of ProxyMed, Inc., a healthcare information systems company, and now serves as ProxyMed's Vice Chairman. From 1992 to 1996, Mr. Blue was also President and Chief Executive Officer of Health Services Inc., a physician practice management company which was sold to InPhyNet Medical Management, Inc. From 1979 to 1984, Mr. Blue was President and Chief Executive Officer of Budget Drugs, Inc., a retail discount pharmacy chain located in South Florida. In September 1984, Mr. Blue founded Best Generics, Incorporated. Best Generics was later sold to pharmaceutical manufacturer, Ivax Corporation, where Mr. Blue served as a member of Ivax's Board of Directors from 1988 to 1990. He served as a director of iMall, Inc., the largest independent mall on the Internet, which was purchased in 1999 by Excite@Home. Mr. Blue is also a member of the board of directors of HealthWatch, Inc., a publicly-held healthcare software company.

     Samuel B. Petteway, Jr. joined us as our Chief Executive Officer, President and a member of our board of directors in September 2000. Prior to joining us, Mr. Petteway served as the President of the Managed Care Division of Opticare Health Systems, Inc. (formerly Saratoga Resources, Inc.) from July 1996 to August 2000 and led the managed care business operations of Consolidated Eye Care, Inc. from 1989 to 1996. Mr. Petteway holds a B.S. degree in Pharmacy from the University of North Carolina and an M.B.A. degree with distinction from Campbell University.

     Mitchell Deutsch, the founder of Taconic, has been a member of our board of directors since April 1999, and served as our President and Chief Executive Officer from April 1999 to August 2000. He assumed these positions in connection with our acquisition of Taconic. Mr. Deutsch has developed and marketed information products and services to the real estate industry since 1987 as a partner in Real Estate Resources Corp. and was responsible for new business development, sales and marketing. In this position, Mr. Deutsch sold database products and services to the commercial and residential real estate markets. Mr. Deutsch's background in technology and information began in 1980 at Sony Corp., where as Advertising Director for the Consumer Audio Division, he introduced the Sony Walkman and more than 100 other consumer audio products to the U.S. market. In 1983, Mr. Deutsch wrote "Doing Business with the Japanese," published by New American Library in five languages. Between 1983 and 1987, Mr. Deutsch co-developed

Warner Audio Publishing, a large books on tape company which was subsequently sold to Warner Communications. Mr. Deutsch is a graduate of Rutgers College with a B.A. degree in Communications.

     Keith M. Rosenbloom joined us as a member of our board of directors in September 2000. Mr. Rosenbloom is the Director of Merchant Banking of Commonwealth Associates L.P. where he focuses on originating client relationships and executing direct investments and private placements. Mr. Rosenbloom serves on that firm's Commitment and Executive Committees and its board of directors. Prior to joining Commonwealth Associates L.P., Mr. Rosenbloom worked as an investment professional with Prudential Capital Corporation, the merchant banking arm of the Prudential Investment Company. Mr. Rosenbloom graduated from Yale University. Mr. Rosenbloom also serves on the boards of directors of TheFemaleAthlete.com, Internet Gift Registries and the Hillel International Board of Governors.

     Joseph P. Wynne joined us as a member of our board of directors on January 3rd, 2001. Mr. Wynne is the Chief Financial Officer of Commonwealth Associates L.P. and ComVest Capital Partners, LLC. He is a Financial Principal of Commonwealth Associates and a member of ComVest Capital Partners. Prior to joining Commonwealth in November of 1993, Mr. Wynne was a supervisor in the controller's office at Bear Stearns & Co., Inc. In addition, he was an audit supervisor for the accounting firm of Goldstein, Golub, and Kessler. Mr. Wynne is a Certified Public Accountant and holds a BA degree in Accounting from Hofstra University and an MBA in Finance from the Stern School of Business at New York University. Mr. Wynne also serves on the board of directors of drkoop.com, Inc.

     Mark Nathan has been our Chief Technology Officer since March 2000. From 1997 to February 2000, Mr. Nathan served as Director of Professional Services for the Enterprise Division of Apple Computer, where he was responsible for overseeing the entire division's technical and project staff for large-scale e-commerce development projects. Prior to Apple, Mr. Nathan served as a technical architect for NeXT Software from 1995 to 1997, where he was responsible for the initial launch of Disney.com and three subsequent launches. In his role as technical architect, Mr. Nathan created re-usable frameworks for searching the Family.com databases, engineered, implemented and deployed all intranet applications for Family.com and supervised all editors, authors, production managers and technology staff throughout the life of the project. From 1993 to 1995, he served as a project manager at SHL Systemhouse, where he managed a team of 14 developers on a commercial accounting system for the Integrated Commodity Trading System at Phibro Energy, a division of Salomon Brothers, Inc. Mr. Nathan is a graduate of the University of Colorado, Boulder with a B.S. degree in Electrical and Computer Engineering and completed graduate coursework at such university in Electrical and Computer Engineering, with an emphasis in control systems, software engineering, robotics and geotechnical engineering.

     John Evans has been our Executive Vice President - Corporate Development since August 2000, and from November 1999 until August 2000 also served as our Chief Financial Officer and Vice President - Corporate Development. His title was recently changed to Senior Vice President - Corporate Development. He previously served as our Senior Vice President - Corporate Development, Finance and Mergers and Acquisitions since April 1999. Prior to joining us, Mr. Evans was President of Asia Media Inc., a management consulting firm founded in 1993 that supported Asian and U.S. new media, broadcasting and cable communications companies with their expansion needs in areas that included mergers, acquisitions, direct investments, financial planning, joint ventures, licensing and royalty agreements. Clients included NBC, China Online and Landmark Communications. Prior to 1993, Mr. Evans served as a Vice President for The Bank of New York. Mr. Evans is a graduate of the University of Michigan with a B.A. degree in International Relations and English Literature. Mr. Evans was also a Strauss Fellow and earned a masters degree in international banking, business and finance from Columbia University's School of International and Public Affairs.

     Marc Siden has been our Executive Vice President - Strategy since March 2000. His title was recently changed to Senior Vice President - Corporate Development. Previously, Mr. Siden served as our Senior Vice President - Business Development since April 1999. In 1998, Mr. Siden served as President of New Beginnings Venture Group, a venture capital firm that provided bridge funding to Taconic. In 1993, Mr. Siden was employed as a Managing Director of Biltmore Securities, a regional brokerage firm. In August 1997, Mr. Siden consented to the entry of an order by the SEC in connection with his prior association with Biltmore Securities, without admitting or denying the facts or findings contained in such order, which suspended him from associating with any broker, dealer, municipal securities dealer, investment company or investment advisor for a period of 12 months and ordered him to cease and desist from engaging in specified violations of U.S. federal securities laws. Mr. Siden is a graduate of the University of Maryland.

     Jon Bednarsh became our Senior Vice President - Business Development in April 2000 after serving as our Vice President - Business Development since November 1999. Prior to joining us, Mr. Bednarsh was the Director of Interactive Services at Z.Interactive, Inc., the Internet division of New York ad agency Ziccardi & Partners, which is known for its work in the fashion and publishing industries. From 1996 to 1998, he held various management positions with Internet Group, Inc., an early entrant in the market for Internet development services, and managed its acquisition by Ziccardi & Partners in 1998. In 1995, Mr. Bednarsh founded Clearly Internet, Inc., an Internet training company. Mr. Bednarsh is a graduate of Indiana University with a B.S. degree in Finance.

     Keith Thomason became our Senior Vice President - Special Projects in October, 2000. Mr. Thomason brings 14 years of experience in sales, marketing and group development. His resume includes: National Citations for Leadership from the United Methodist Church, Long Range Planner, Church Vitalization Consultant and Church Planter. He has served as Regional Director of Sales and Marketing for Tropical Pools, Tidewater Builders and R. Robinson & Sons. Most recently he served as President of Sun & Swim, Inc., a pool and sunroom specialty company.

     Peter Goldey became our Senior Vice President - Products in April 2000. Previously, Mr. Goldey served the Company as Director of Production and Director of Technology before assuming the role of Senior Vice President - Products. At various times since 1996 he has lead the data engineering, data analysis and client services teams. Currently, he is responsible for the functional and creative design of the Company's products and marketing materials, and manages our quality control center. Prior to joining the company, Mr. Goldey managed regional operations for a division of American Retail Group, a major retailing conglomerate. In 1993, while engaged by the Harvard Gift-Loan Department, he led the redesign of the interface and database for their fund's management system. Mr. Goldey graduated with honors from Harvard University in 1993.

     Our board of directors is elected at each annual meeting of our stockholders. Each director holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal, with or without cause, at any duly noticed special meeting of our stockholders by the affirmative vote of the holders of a majority of the shares of our common stock and Series C preferred, voting as a single class, present in person or represented by proxy and entitled to vote at an election of directors.

     Under our bylaws, officers are elected annually by our board of directors at the first meeting of our board of directors following the annual meeting of our stockholders. Each officer holds office until his or her successor has been chosen and qualified.

ITEM 10. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the compensation earned by the persons who served as our chief executive officer during the last completed fiscal year and our two most highly compensated officers other than the chief executive officer for services rendered in all capacities for each of the last three completed fiscal years. Securities underlying options and SARs are prior to the reverse stock split.


--------------------------------------------------------------------------------------------------------------
Name and Principal Position       Year   Salary      Bonus      Other Annual    Securities       All Other
                                                                Compensation   Underlying        Compensation
                                          (1)                                  Options/SARs
--------------------------------------------------------------------------------------------------------------

John van Leeuwen (2),             2000   $ 0         --           --            --               --
Chairman of the Board             1999   $ 0         --           --            --               --
                                  1998   $ 0         --           --            --               --

Harold S. Blue (3)                2000   $ 0         --           --            --               $49,000
Vice Chairman                     1999   $ 0         --           --            --               --
                                  1998   $ 0         --           --            --               --


Samuel B. Petteway, Jr. (4),      2000   $ 55,786    $50,000      --            --               --
President and Chief Executive     1999   $ 0         --           --            --               --
Officer                           1998   $ 0         --           --            --               --


Mitchell F. Deutsch               2000   $ 240,000   $13,000      --            1,600,000        --
Vice Chairman                     1999   $ 212,893   $11,200      $55,667         490,000        --
                                  1998   $  64,487   --           $371,163      --               --



--------------------------------------------------------------------------------------------------------------
Name and Principal Position       Year   Salary      Bonus      Other Annual    Securities       All Other
                                                                Compensation   Underlying        Compensation
                                                                               Options/SARs
--------------------------------------------------------------------------------------------------------------

Mark Nathan (5)                   2000   $ 124,445   --           --              1,010,000      --
Chief Technology Officer          1999   $ 0         --           --            --               --
                                  1998   $ 0         --           --            --               --

John Evans (6)                    2000   $ 116,667   --           --              300,000        $2,500
Senior Vice President             1999   $  80,099   $39,500      --              228,000        --
-Corporate Development            1998   $ 0         --           --

Marc Siden (7)                    2000   $  77,083                --              450,000        $20,500
Senior Vice President -           1999   $  67,500                --              100,000        --
Corporate Development             1998   $ 0                      --              --             --
--------------------------------------------------------------------------------------------------------------

(1)  The salary information, prior to April 2, 1999, relates to employment with Taconic Data.
(2)  Mr. van Leeuwen was not an officer during 2000.
(3)  Mr. Blue is paid pursuant to a consulting agreement.  He is not an employee.
(4)  Mr. Petteway became an employee on September 1, 2000.
(5)  Mr. Nathan became an employee on March 15, 2000.
(6)  Mr. Evans became an employee on March 29, 1999.
(7)  Mr. Siden became an employee on February 22, 1999.


Option/SAR Grants in Last Fiscal Year (Individual Grants)

      The following table contains information concerning the stock option grants made to the following executive officers for the fiscal year ended December 31, 2000. No stock appreciation rights were granted to these individuals during such year. Numbers of securities and options included in this schedule are prior to the reverse stock split.


------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position       Number of Securities          Percent of total options/      Exercise or     Expiration Date
                                  Underlying Options / SARs     SARs granted to employees      Base Price
                                  granted                       in fiscal year (1)
------------------------------------------------------------------------------------------------------------------------------
John van Leeuwen, Chairman of            ---                            ---                       ---                ---
the Board
------------------------------------------------------------------------------------------------------------------------------
Harold S. Blue, Vice Chairman            ---                            ---                       ---                ---

------------------------------------------------------------------------------------------------------------------------------
Samuel B. Petteway, Jr.,                 ---                            ---                       ---                ---
President and Chief Executive
Officer
------------------------------------------------------------------------------------------------------------------------------
Mitchell Deutsch,                     1,600,000                         30.5%                     $0.25          11/30/10
Vice Chairman
------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position       Number of Securities          Percent of total options/      Exercise or     Expiration Date
                                  Underlying Options / SARs     SARs granted to employees      Base Price
                                  granted                       in fiscal year (1)
------------------------------------------------------------------------------------------------------------------------------
Mark Nathan, Chief Technology           75,000                           1.4%                     $1.09           5/16/10
Officer                                 935,000                         17.8%                     $0.23          10/23/10

------------------------------------------------------------------------------------------------------------------------------
John Evans, Senior Vice                 150,000                          2.9%                     $0.23          10/23/10
President - Corporate                   150,000                          2.9%                     $0.25          11/30/10
Development (6)
------------------------------------------------------------------------------------------------------------------------------

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 2000. No stock appreciation rights were exercised during such year or were outstanding at the end of that year. Numbers of securities are prior to the reverse stock split.


---------------------------------------------------------------------------------------------
Name               Shares         Number of Securities         Value of Unexercised In The
                   Acquired on    Underlying Unexercised       Money Options at FY-End(2)
                   Exercise(#)    Options at FY-End (#)
---------------------------------------------------------------------------------------------
                                 Exercisable Unexercisable     Exercisable   Unexercisable
---------------------------------------------------------------------------------------------

John van Leeuwen       0            --           --   `           --              --
---------------------------------------------------------------------------------------------
Harold S. Blue         0            --           --               --              --
---------------------------------------------------------------------------------------------
Samuel B.              0            --           --               --              --
Petteway, Jr
---------------------------------------------------------------------------------------------
Mitchell Deutsch       0          596,000      1,494,000          --              --
---------------------------------------------------------------------------------------------
Mark Nathan            0           60,000        950,000          --              --
---------------------------------------------------------------------------------------------
John Evans          5,000         183,334        216,666          --              --
---------------------------------------------------------------------------------------------

(1) Percentage based on 5,246,258 options issued in the fiscal year ended December 31, 2000.

(2) Based on the fair market value of the Common Stock at year-end, $0.1875 per share, less the exercise price payable for such shares.

Stock Option Plans

     1999 Stock Option Plan

     A total of 1,750,000 shares (350,000 shares after the reverse stock split) of common stock have been reserved for issuance under our 1999 Stock Option Plan (the "1999 Plan"). Our 1999 Plan was adopted by the Board of Directors on June 15, 1999, and approved by our stockholders in July 1999. The 1999 Plan will continue in effect until the earlier of its termination by the Board or the date on which all of the shares of Common Stock available for issuance under the 1999 Plan have been issued and all restrictions on such shares under the terms of the 1999 Plan and agreements evidencing options granted under the 1999 Plan have lapsed. However, all options shall be granted, if at all, within ten years from the date the 1999 Plan was approved by our shareholders. Employees, directors and consultants are eligible to receive options under the 1999 Plan.

     The 1999 Plan provides for the grant of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and the grant of nonstatutory stock options. Incentive stock options may be granted only to employees. The 1999 Plan is administered by our Compensation Committee or other duly appointed committee of our board of directors, if appointed, which determines the terms of the options granted, including the exercise price, the number of shares subject to the option, and the schedule on which the option becomes exercisable.

     The 1999 Plan requires that the exercise price for each option shall be established in the sole discretion of the Compensation Committee; provided that the exercise price per share for an incentive option shall be not less than the fair market value of a share on the effective date of grant of the option, the exercise price per share for a nonstatutory option shall be not less than 85% of the fair market value of a share on the effective date of grant of the option, and no option granted to an officer, director or greater than 10% shareholder shall have an exercise price per share less than 110% of the fair market value of a share on the effective date of grant of the option. The maximum term of options granted under the 1999 Plan is ten years.

     Generally, any vested option held by a recipient who ceases to be employed or retained by us may be exercised by such recipient within thirty days after such recipient ceases to be employed or retained by us, or within one year after an individual recipient ceases to be employed or retained in the case of death or disability, respectively.

     Pursuant to the 1999 Plan, as of December 31, 2000, options to purchase 1,524,339 shares of common stock (304,868 shares post split) were outstanding, with exercise prices between $1.00 and $4.00 per share ($5.00 and $20.00 post split), and 736,333 (147,267 shares post split) of these options were vested and exercisable at that time. Options issued under our 1999 Stock Option Plan do not confer upon recipients thereof any voting or any other rights of stockholders.

     2000 Stock Option Plan

      On September 21, 2000, our Board approved a 2000 stock option plan (the "2000 Plan") with substantially similar terms as those of the 1999 Plan. The 2000 Plan has reserved 25,000,000 shares (5,000,000 shares post split) of common stock for issuance upon the exercise of stock options. The 2000 Plan has been ratified by our stockholders. At December 31, 2000, options to purchase 4,411,547 shares of common stock (882,309 shares post split) were outstanding, with exercise prices between $0.19 and $0.25 per share ($0.95 and $1.25 post split), and 235,000 (47,000 shares post split) of these options were vested and exercisable at that time.

Certain Options;  Employment and Consulting Agreements

     On January 3, 2001, our board of directors agreed to grant Mr. van Leeuwen an option to purchase up to 6,000,000 shares (1,200,000 post split) of common stock at an exercise price of $0.25 per share ($1.25 post split).

      Harold Blue, our Vice Chairman, has a Consulting Agreement, dated as of August 29, 2000, with us through a corporation owned by him. Under this agreement, Mr. Blue is paid $10,000 per month from August 1, 2000, through August 29, 2001. Under a verbal agreement effective December 1, 2000, Mr. Blue voluntarily reduced this monthly fee to $9,000 to conserve our cash. Pursuant to this agreement, Mr. Blue was granted a ten year option to purchase up to 1,000,000 shares (200,000 post split) of our common stock at a price of $0.25 per share ($1.25 post split), vesting 25% at the end of each 90 day period of the agreement. Mr. Blue has agreed not to disclose our confidential information at any time following the termination of his consulting agreement and has also agreed not to compete with us for at least 12 months following such termination. We retain the right to terminate this agreement for cause and to replace Mr. Blue as a director with or without cause.

      Mitchell Deutsch, our Vice Chairman, has an Agreement for Consulting Services, dated as of November 30, 2000, with us. Under this agreement, he was paid $20,000 for the month of December, 2000, and is paid $10,000 per month after that through November 30, 2002. In addition, he is entitled to receive commissions of 5% of gross revenues received by us through November 30, 2003 from sales of our products or services for which Mr. Deutsch is primarily responsible. Pursuant to this agreement, Mr. Deutsch was granted a four year option to purchase 1,600,000 shares (320,000 post split) of common stock at a price of $0.25 per share ($1.25 post split), vesting one-eighth at the end of each three month period of the agreement. The agreement also provides that, for each twelve month period of the agreement and in addition to the commission provided for above, Mr. Deutsch is to be granted options to purchase 40,000 shares (8,000 post split) of common stock at $0.25 per share ($1.25 post split) for each $100,000 of gross revenues received by us during that period from sales of our products or services for which Mr. Deutsch is primarily responsible, up to a maximum award during the term of the agreement of 800,000 shares (160,000 post split).

     Pursuant to the agreement, Mr. Deutsch ceased to be our employee and we exchanged mutual releases. Mr. Deutsch retains the right to be on our board of directors until November 30, 2001 and thereafter has agreed to resign from the board if requested to do so. Mr. Deutsch has agreed not to disclose our confidential information for at least three years following the termination of his consulting agreement and has also agreed not to compete with us for at least 18 months following such termination. This agreement can be terminated by us for "cause" as defined in the agreement.

     Samuel B. Petteway, Jr., our President and Chief Executive Officer, has an Employment Agreement with us dated as of September 1, 2000. The agreement has a three year term and provides for a salary of $180,000 in the first year, $200,000 in the second year and $225,000 in the third year, plus a year-end bonus opportunity of up to 100% of salary in the discretion of our board of directors. Under a verbal agreement effective December 1, 2000, Mr. Petteway voluntarily reduced his annual salary to $168,000 to conserve our cash. In addition, the agreement provides for the granting of a ten year option to purchase 2,750,000 shares (550,000 post split) of common stock at a price of $0.25 per share ($1.25 post split), vesting one-quarter on each of the six month, twelve month, twenty-four month and thirty-six month anniversaries of the agreement date. This option fully vests upon a change in control of the company or upon a sale of substantially all of our assets. Mr. Petteway received a sign-on bonus of $50,000, but was required to invest $100,000 in our August-November 2000 private placement. See "Item 12. Certain Relationships and Related Transactions" for a description of our August-November 2000 private placement.

     Mr. Petteway's employment may be terminated by us with or without cause, but if we terminate him without cause, he is entitled to twelve months' salary as severance. Mr. Petteway has agreed not to disclose our confidential information at any time following the termination of his consulting agreement and has also agreed not to compete with us for at least 12 months following such termination. On February 13, 2001, our board of directors agreed to grant Mr. Petteway an option to purchase up to 4,418,000 shares (883,600 post split) of common stock at an exercise price of $0.25 per share ($1.25 post split).

      Marc Siden, our Senior Vice President - Corporate Development, has an Employment Agreement with us dated December 1, 1999, which was amended November 28, 2000. The agreement provides for a salary of $90,000, plus a commission equal to 5% of gross revenues received by us from sales of real-estate related information to authorized registered leads as agreed between Mr. Siden and our Chief Executive Officer. Pursuant to this agreement, Mr. Siden was granted options to purchase up to 350,000 shares (70,000 post split) of common stock at a price of $0.25 per share ($1.25 post split) under our 2000 Plan, vesting one-third on each anniversary of the agreement or vesting fully upon a change in control of the company or the sale of substantially all of our assets. Mr. Siden was also paid $20,000 as consideration for the dismissal by him of a lawsuit involving us.

     Mr. Siden's employment may be terminated by us with or without cause, but if we terminate him without cause, he is entitled to six months' salary as severance. Mr. Siden has agreed not to disclose our confidential information at any time following the termination of his employment agreement and has also agreed not to compete with us for at least 12 months following a voluntary termination by him of his employment with us.

     John Evans, our Senior Vice President - Corporate Development, has an Employment Agreement with us dated November 30, 2000. This agreement has a one-year term, but is automatically extended for a second year if Mr. Evans is primarily responsible for bringing us $2 million of revenues in the first year. The agreement provides for a salary of $70,000, a non-refundable draw against commissions of $15,000 and a commission equal to 5% of gross revenues received by us from sales for which Mr. Evans is primarily responsible of real estate-related and travel and tourism-related information or other sales as agreed between Mr. Evans and our Chief Executive Officer. Such commission may not exceed $250,000 for any twelve month period.

     The agreement also provides for the granting of a ten-year option to purchase 150,000 shares (30,000 post split) of our common stock at a price of $0.25 per share ($1.25 post split) and for the granting of an option to purchase up to 1,000,000 shares (200,000 post split) of common stock on the following basis: for each three month period of his agreement, Mr. Evans can earn ten-year options to purchase 50,000 shares (10,000 post split) of our common stock at a current market price for each $200,000 of gross revenues received by us from sales of real estate-related and travel and tourism-related information or other sales as agreed between Mr. Evans and our Chief Executive Officer for which Mr. Evans is primarily responsible. Mr. Evans has agreed not to disclose our confidential information at any time following the termination of his employment agreement and has also agreed not to compete with us for at least 12 months following termination of his employment with us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2001. The table includes:

          - each of our directors and executive officers who beneficially owns any shares of common stock;

          -  all of our directors and executive officers as a group; and

          - each person or entity known by us to be the beneficial owner of more than 5% of our common stock.

      For purposes of this table, information as to the shares of common stock is calculated based on 15,545,512 shares of common stock outstanding on February 28, 2001. Numbers of shares beneficially owned are prior to the one-for-five reverse stock split which was effective on March 26, 2001. Except as indicated, and subject to community property laws when applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated, each of such persons may be reached through our offices at 32 East 31st Street, Suite 900, New York, New York 10016.

Name of Beneficial Owner                        Shares
                                                Beneficially
Directors and Executive Officers:               Owned (1)            Percent
--------------------------------                -------------        -------

John van Leeuwen (2) .......................    2,000,000             11.4%
Harold S. Blue (3) .........................      666,667              4.1%
Samuel B. Petteway, Jr. (4) ................    1,804,500             10.4%
Mitchell Deutsch (5) .......................    5,156,279             24.9%
Marc Siden (6) .............................      423,663              2.7%
John Evans (7) .............................      312,734              2.0%
Jonathan Bednarsh (8) ......................       23,334               *
Mark Nathan (9) ............................       60,000               *
Keith M. Rosenbloom (10) ...................   33,900,700             68.6%
Joseph P. Wynne (10) .......................   33,900,700             68.6%
Peter Goldey................................       17,251               *
Marshall K. Thomason........................            0               -
                                       25

All directors and executive officers
as a group (12 persons) .......................44,365,128             74.1%

5% Shareholders:

Commonwealth Associates, L.P. (10) ............11,982,700             43.5%
ComVest Capital Partners, LLC (10) ............17,418,000             52.8%
ComVest Venture Partners, LP (10) ............. 4,500,000             22.4%

J.F. Shea Co., Inc. as Nominee ................13,000,000             45.5%
RMC Capital, LLC ..............................12,500,000             44.6%
Lions Investment ..............................12,000,000             43.6%
Carol R. Hill Spousal Trust ................... 2,000,000             11.4%
William T. McCaffrey .......................... 1,300,000              7.7%
James Garfinkel (11) .......................... 1,382,973              8.2%
Noam Gottesman ................................   900,000              5.5%

------------------------
* Less than one percent.

(1) For purposes of this table, "beneficial ownership" is determined in accordance with the Instructions to Item 403 of Regulation S-B under the Securities Act of 1933, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within 60 days are deemed to be outstanding and beneficially owned by such person or persons but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Represents vested stock options held by Mr. van Leeuwen currently exercisable for 2,000,000 shares (400,000 post split). Does not include shares held by Lions Investment Ltd. Mr. van Leeuwen through his personal companies provides investment advisory services to Lions Investment Ltd. In that capacity, he often sits on the boards of, or is an officer of, companies in which Lions Investment chooses to invest. Mr. van Leeuwen is not an officer, director, or shareholder of Lions Investment Ltd., nor of any of its shareholders.

(3) Represents vested stock options held by Mr. Blue currently exercisable for 666,667 shares (approximately 133,333 post split). See "Executive Compensation - Certain Options; Employment and Consulting Agreements"

(4) Represents vested stock options currently exercisable for 1,104,500 shares (220,900 post split), warrants currently exercisable for 300,000 shares (60,000 post split) and 10,000 shares of Series C Preferred convertible into 400,000 shares (80,000 post split) held by Mr. Petteway. See "Executive Compensation - Certain Options; Employment and Consulting Agreements"

(5) Includes vested stock options currently exercisable for 396,000 shares (79,200 post split), warrants currently exercisable for 757,700 shares (151,540 post split), 51.33 shares of Series A Preferred (jointly owned with Mr. Deutsch's spouse) convertible into 23,099 shares (approximately 4,620 post split) and 25,000 shares of Series C Preferred convertible into 1,000,000 shares (200,000 post split) held by Mr. Deutsch. Also includes 103,104 shares (20,621 post split) owned by Mr. Deutsch's dependent children. Does not include 153,894 shares (30,779 post split) issuable upon conversion of Series A Preferred Stock or upon exercise of outstanding warrants owned by pension accounts managed for the benefit of his spouse nor does the amount shown include 39,708 shares (7,942 post split) owned by such accounts.

(6) Represents vested stock options held by Mr. Siden currently exercisable for 58,334 shares (approximately 11,667 post split) and 365,329 shares (approximately 73,066 post split) held in the name of What About Me, Inc., an entity owned by Mr. Siden.

(7) Includes vested stock options currently exercisable for 183,334 shares (approximately 36,667 post split) held by Mr. Evans.

(8) Represents vested stock options held by Mr. Bednarsh currently exercisable for 23,334 shares (approximately 4,667 post split).

(9) Represents vested stock options held by Mr. Nathan currently exercisable for 60,000 shares (12,000 post split).

(10) Commonwealth Associates, LP ("Commonwealth"); ComVest Capital Partners, LLC ("Capital") and ComVest Venture Partners, LP ("Venture") are affiliates. Includes 6,000,000 shares (1,200,000 post split) issued to Capital and 1,350,000 (270,000 post split) of the 1,500,000 shares issued to Commonwealth upon exercise of certain warrants (Commonwealth transferred 150,000 shares - 30,000 post split - to an unrelated party as a finder's fee). With respect to Commonwealth, includes warrants currently exercisable for 10,632,700 shares (2,126,540 post split), of which warrants for 977,500 shares were received in our August 2000 private placement and warrants for 9,655,200 shares were received as a placement agent fee in connection with the sale of the Series C Preferred. With respect to Capital, includes warrants currently exercisable for 2,706,000 shares (541,200 post split), of which 750,000 were received upon conversion of certain of our short term notes, and 217,800 shares of Series C Preferred convertible into 8,712,000 shares (1,742,400 post split). With respect to Venture, includes warrants currently exercisable for 3,300,000 shares (660,000 post split), of which 300,000 were received in connection with Venture's investment in our August 2000 private placement, and 30,000 shares of Series C Preferred convertible into 1,200,000 shares (240,000 post split). Mr. Rosenbloom is the Director of Merchant Banking, and Mr. Wynne is the Chief Financial Officer, of Commonwealth. Accordingly, each of them may be deemed to be an affiliate of Commonwealth, Capital and Venture and a beneficial owner of the shares held by Commonwealth, Capital and Venture.

(11) Includes vested stock options held by Mr. Garfinkel currently exercisable for 210,000 shares (42,000 post split) and 24,540 shares (4,908 post split) held by Mr. Garfinkel's dependent child. Does not include 1,316,676 shares owned by Mr. Garfinkel's father and brother, as to which James Garfinkel disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth herein briefly describes transactions and proposed transactions over the past 2 years in which we were or are to be a party, in which one of our directors, officers or 5% stockholders, or an immediate family member of one of those parties, had or is to have a material interest.

     Bridge Financing and Financial Advisory Agreement

     On May 2, 2000, we entered into an engagement letter with Commonwealth Associates, L.P., a New York limited partnership ("Commonwealth"), pursuant to which we engaged Commonwealth as a financial advisor. ComVest Capital Partners LLC, a Delaware limited liability company and an affiliate of Commonwealth ("Capital"), agreed to lend us up to $1.5 million. Commencing with an initial loan on June 7, 2000, Capital loaned us a total of $1,478,000 pursuant to a series of 8% Senior Secured Promissory Notes (the "Notes"). On September 13, 2000, Capital converted $750,000 of the Notes into 7.5 units in our August/November 2000 private placement (see below). The remaining principal amount of the Notes was converted into Series C Preferred (see below).

     As an inducement for Capital to lend us money, we issued to Capital a warrant to purchase 7,500,000 shares of our common stock at an exercise price of $0.01 per share. This warrant was issued on June 7, 2000 and exercised on June 9, 2000 by Capital and Commonwealth. Capital was issued 6,000,000 shares (1,200,000 post split) of common stock for $60,000 and Commonwealth was issued 1,500,000 shares (300,000 post split) of common stock for $15,000 in connection with the exercise of this warrant.

     During the period August-November, 2000, we conducted a private placement of units, each unit consisting of an 8% Convertible Subordinated Promissory Note in the principal amount of $100,000 and a seven-year warrant to purchase 100,000 shares (20,000 post split) of our common stock at an exercise price of $0.25 per share, ($1.25 post split) subject to adjustment and callable under certain circumstances. The offering price was $100,000 per unit. We sold 39.1 units in this offering for total proceeds of $3,910,000. Of this amount, $750,000 resulted from the conversion by Capital of Notes into units and $250,000 resulted from the conversion by Mitchell Deutsch of a loan that he had made to us on August 17, 2000 into 2.5 units. In connection with this private placement, Commonwealth received a commission of $203,700, a structuring fee of $87,300 and seven-year warrants to purchase 977,500 shares (195,500 post split) of our common stock at an exercise price of $0.25 ($1.25 post split) per share.

      During the period December 2000 - January 2001, we conducted a private placement of units, each unit consisting of 10,000 shares of Series C Preferred and Series C Warrants to purchase 200,000 shares (40,000 post split) of our common stock at an exercise price of $0.25 per share ($1.25 post split), subject to adjustment and callable under certain circumstances. The offering price was $100,000 per unit. We sold 107.28 units in this offer for total proceeds of $10,728,000. Of this amount, $3,910,000 resulted from the conversion of units sold in the August-November, 2000 private placement into units in this private placement. Another $728,000 resulted from the conversion of Notes into units by Capital. In connection with this December-January private placement, Commonwealth received a commission of $426,300, a structuring fee of $182,700 and five-year warrants to purchase 9,655,200 shares (1,931,040 post split) of our common stock at an exercise price of $0.25 ($1.25 post split) per share.

     Evans Note

      On July 21, 1999, we provided to Mr. John Evans, Senior Vice President - Corporate Development, a $118,000 secured loan at 6% interest. The full amount of the loan was used to exercise options for 118,000 shares (23,600 post split) of our common stock with an exercise price of $1.00 per share, which shares secure the loan. The entire principal amount of the loan and any accrued interest is fully payable upon demand by us. During December 1999, $25,000 of this note was repaid. By agreement with Mr. Evans, however, this note can be satisfied in full by the surrender by Mr. Evans of a total of 12,000 shares of common stock (2,400 shares post split), even if the fair market value of those shares does not equal or exceed the amount due under the note.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit No.    Description
     -----------    -----------

                        2.1    Acquisition Agreement and Plan of
                                    Reorganization, dated March 26, 1999,
                                    between the registrant (formerly known as D-Vine, Ltd.), certain stockholders of registrant, Taconic and certain stockholders of Taconic (incorporated by reference to our Current Report on Form 8-K filed with the SEC April 16, 1999, Exhibit (c)(1), file No. 033-01599).

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

                        4.2    Certificate of Designations, Preference and
                                    Rights of Series B Cumulative Convertible
                                    Preferred Stock (incorporated by reference to our Annual Report filed on Form 10-KSB with the SEC on March 31, 2000).

                        4.3    Certificate of Designation, Preferences and
                                    Rights of 7% Series C Convertible Preferred
                                    Stock.

                        10.1   1999  MonsterDaata.com,  Inc.  Stock  Option
                                     plan  (incorporated  by  reference  to
                                     our  Registration Statement on Form S-8
                                     filed with the SEC June 18, 1999,
                                     Exhibit 99.1, file No. 333-81097).

                        10.2   MonsterDaata.com, Inc. 2000 Stock Option Plan.

                        11.1   Statement re: computation of per share earnings.

                        21.1   List of our subsidiaries (incorporated by
                                    reference to our Registration Statement on Form SB-2 filed with the SEC on December 21,
                                    1999).

                        27.1  Financial Data Schedule

                        (b)   REPORTS ON FORM 8-K

                                       N/A

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MONSTERDAATA, INC.
                                       By: /s/ Samuel B. Petteway, Jr.
                                           -------------------------------------
                                           Samuel B. Petteway, Jr.
                                           President and Chief Executive Officer

Pursuant to the requirements of section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                      Title                    Date

/s/ John van Leeuwen                  Chairman of the Board        April 6, 2001
----------------------------
John van Leeuwen


/s/  Harold S. Blue                Vice Chairman of the Board      April 6, 2001
----------------------------
Harold S. Blue


/s/  Samuel B. Petteway, Jr.      President and Chief Executive    April 6, 2001
----------------------------      Officer (principal executive
Samuel B. Petteway, Jr.           office and principal financial
                                  or accounting officer)

/s/  Mitchell Deutsch              Vice Chairman of the Board      April 6, 2001
----------------------------
Mitchell Deutsch


/s/  Keith M. Rosenbloom                    Director               April 6, 2001
----------------------------
Keith M. Rosenbloom

/s/  Joseph P. Wynne                        Director               April 6, 2001
----------------------------
Joseph P.Wynne

                                     EX-27
                              Financial Statements

                               MONSTERDAATA, INC.

                              FINANCIAL STATEMENTS

                      For the Year Ended December 31, 2000

                                                              MONSTERDAATA, INC.

                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                            Page


Independent Auditors' Report                                                 F-1

FINANCIAL STATEMENTS

   Balance Sheet as of December 31, 2000                                F-2 - F3

   Statements of Operations for the Years Ended
    December 31, 2000 and 1999                                               F-4

   Statement of Changes in Stockholders' Equity (Deficiency)
    for Years Ended
     December 31, 2000 and 1999                                         F-5 -F-6

   Statements of Cash Flows for the Years Ended
    December 31, 2000 and 1999                                         F-7 - F-8

Notes To Financial Statements                                          F-9 - F28

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
MonsterDaata, Inc.

We have audited the accompanying balance sheet of MonsterDaata, Inc. (formerly known as MonsterDaata.com, Inc.) as of December 31, 2000 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MonsterDaata, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 the Company incurred a net loss of $6,623,780 during the year ended December 31, 2000, and net cash flows used to fund operations were $5,773,442. The Company launched a new technology platform during the fourth quarter of fiscal 2000, which offers new product lines. These factors, as well as the uncertain conditions that the Company faces relative to its implementation of its new product lines, create substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern. Management's plans are also discussed in Note 12.

                                        \s\ Marcum & Kliegman LLP

March 2, 2001 except for the
last paragraph of Note 13
which is dated March 19, 2001
New York, New York

                                                              MONSTERDAATA, INC.

                                                                   BALANCE SHEET

                                                               December 31, 2000
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------


Current Assets
 Cash and cash equivalents                            $1,774,777
 Accounts receivable                                     124,312
 Prepaid expenses                                        492,114
 Cash held in escrow                                     451,000
                                                      ----------

       Total Current Assets                                           $2,842,203

Property and equipment, Net                                            1,206,515
---------------------------

Other Assets
 Deposits                                                                325,688
                                                                      ----------

       Total Assets                                                   $4,374,406
                                                                      ==========


      The accompanying notes are an integral part of these financial statements.

                                                              MONSTERDAATA, INC.

                                                                   BALANCE SHEET

                                                               December 31, 2000
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
-------------------
 Accounts payable and accrued expenses                $    563,837
 Deferred revenue-current                                  308,719
 Current maturities of capital lease obligations           302,301
 Dividends payable                                          89,000
 Loan from Stockholders                                  1,408,000
                                                      ------------

     Total Current Liabilities                                      $  2,671,857

 Capital lease obligations, net of
 current maturities                                        814,670
 Deferred revenue - non current                              6,000
                                                          --------
       Total Other Liabilities                                           820,670
                                                                      ----------
       Total Liabilities                                               3,492,527

Stockholders' Equity
--------------------
Series A Preferred stock, $1,000 stated value;
 10,000,000 shares authorized, 1,261.76 issued
 and outstanding (liquidating preference
 $1,000 per share)                                       1,261,760
Series B Preferred stock, $1,000 stated
 value; 10,000,000 shares
 authorized, 425 issued and outstanding
 (liquidating preference $1,000 per share)                 425,000
Series C Preferred stock, $10 stated value;
 10,000,000 shares authorized, 985,000 issued
  and outstanding (liquidating preference
  $20 per share) 9,850,000                               9,850,000
Common stock, $0.01 par value; 100,000,000 shares
 authorized, 3,100,841 issued and outstanding               31,008
 Additional paid in capital                              3,476,182
 Note receivable, stockholder                             (101,838)
 Subscription receivable                                (1,600,000)
 Accumulated deficit                                   (12,460,233)
                                                       ------------

       Total Stockholders' Equity                                        881,879
                                                                      ----------

       Total Liabilities and Stockholders' Equity                     $4,374,406
                                                                      ==========

   The accompanying notes are an integral part of these financial statements.

                                                              MONSTERDAATA, INC.

                                                        STATEMENTS OF OPERATIONS

                                  For the Years Ended December 31, 2000 and 1999

--------------------------------------------------------------------------------
                                                2000                1999
                                        ----------------------------------------

Sales                                             $ 1,661,556   $ 2,488,434

Cost of sales                                         542,382       753,013
                                                  -----------   -----------

       Gross Profit                                 1,119,174     1,735,421
                                                  -----------   -----------

Operating expenses
 Product development costs                          2,691,942       880,433
 Selling, general and administrative expenses       3,847,512     3,693,525
                                                  -----------   -----------

       Total operating expenses                     6,539,454     4,573,958
                                                  -----------   -----------

Operating loss                                     (5,420,280)   (2,838,537)
                                                  -----------   -----------

Other (expenses) and income
 Interest income (expense), net                    (1,207,101)        9,599
 Expense settlements                                  270,004
 Asset impairment                                    (261,103)           --
 Other income                                             --            342
                                                  -----------   -----------

       Total other (expense) income                (1,198,200)        9,941
                                                  -----------   -----------

       Loss before income taxes                    (6,618,480)   (2,828,596)

Income tax expense                                      5,300           750
                                                  -----------   -----------

       Net Loss                                   $(6,623,780)  $(2,829,346)
                                                  -----------   -----------

Dividends on Preferred Stock                      $   (89,000)  $        --
                                                  -----------   -----------

Loss attributable to common stockholders          $(6,712,780)  $(2,829,346)
                                                  ===========   ===========

Net Loss Per Share
       Weighted Average Shares Outstanding          2,399,904     1,391,386
                                                  ===========   ===========

       Net Loss Per Share, basic and diluted      $     (2.80)       $(2.03)
                                                  ===========   ===========

   The accompanying notes are an integral part of these financial statements.



                                                              MONSTERDAATA, INC.

                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                  For the Years Ended December 31, 2000 and 1999


                                 Series A Preferred Stock           Stock           Stock          Common Stock
                               ------------------------------------------------------------------------------------
                                      Shares
                               -----------------                                                                         Additional
                                                     Stated              Stated         Stated              Par Value     Paid in
                               Subscribed Issued     Value      Shares    Value  Shares  Value    Shares      $0.01       Capital
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - January 1, 1999          --        --        $  --       --      --      --      --   1,204,955    $12,050     $2,007,977
-------
>
Exercise D-Vine warrant and
  issuance of new warrants         --        --           --       --      --      --      --     200,000     2,000       1,162,040

Options granted under stock
  option plan                      --        --           --       --      --      --      --          --         --        215,355

Issuance of Options                --        --           --       --      --      --      --          --         --         75,000

Exercise of options by
  employees and consultants        --        --           --       --      --      --      --      54,100        541        269,959

Conversion of accounts
  payable                          --        --           --       --      --      --      --      22,628        226        312,274

Issuance of Series A Preferred                                                                                               --
  stock and warrants               --   1,561.23   1,561,230       --      --      --      --          --         --       (408,464)

 Exercise of warrants on a
  cashless basis                   --        --           --       --      --      --      --      50,507        505           (505)

 Series A Preferred stock
  subscribed                     20.53       --       20,530       --      --      --      --          --         --           (530)

 Payments received on note
  receivable net of accrued
  interest of $2,950               --        --           --       --      --      --      --          --         --             --

 Net Loss                                                 --       --      --      --      --          --         --             --
                                                          --       --      --      --      --   ---------    -------     ----------


BALANCE - December 31, 1999      20.53  1,561.23  $1,581,760       --      --      --      --   1,532,190    $15,322     $3,633,106
-------                          =====   ========  =========       ==      ==      ==      ==   =========    =======     ==========






                                                              MONSTERDAATA, INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY), Continued

                                  For the Years Ended December 31, 2000 and 1999


                                    Notes   Subscription  Accumulated
                                 Receivable  Receivable     Deficit         Total
-------------------------------------------------------------------------------------
BALANCE - January 1, 1999         $     --          --    $(2,918,107)    $(898,080)
-------

Exercise D-Vine warrant and
  issuance of new warrants              --          --             --     1,164,040

Options granted under stock
  option plan                           --          --             --       215,355

Issuance of Options                     --          --             --        75,000

Exercise of options by
  employees and consultants       (118,000)         --             --       152,500

Conversion of accounts
  payable                               --          --             --       312,500

Issuance of Series A Preferred
  stock and warrants                    --          --             --     1,152,766

 Exercise of warrants on a
  cashless basis                        --          --             --            --

 Series A Preferred stock
  subscribed                            --          --             --        20,000

 Payments received on note
  receivable net of accrued
  interest of $2,950                22,050          --             --        22,050

 Net Loss                               --          --     (2,829,346)   (2,829,346)
                                        --          --     ----------    ----------


BALANCE - December 31, 1999       $(95,950)         --    $(5,747,453)    $(613,215)
-------                           ========          ==    ===========     =========


   The accompanying notes are an integral part of these financial statements.




                                                              MONSTERDAATA, INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY), Continued

                                  For the Years Ended December 31, 2000 and 1999



                                 Series A Preferred Stock           Stock           Stock          Common Stock
                               ------------------------------------------------------------------------------------
                                      Shares
                               -----------------                                                                         Additional
                                                     Stated              Stated         Stated              Par Value     Paid in
                               Subscribed Issued     Value      Shares    Value  Shares  Value    Shares      $0.01       Capital
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - January 1, 2000          20.53   1,561.23  $1,581,760     --      $--      --    $  --   1,532,190    $15,322  $3,633,106
-------

 Issuance of Series A Preferred
  stock                           (20.53)    30.53       10,000     --       --      --        --         --         --     (10,000)

 Conversion of Series A Preferred
  stock                                --  (330.00)    (330,000)    --       --      --        --     29,700        297     329,703

 Issuance of Series B Preferred
  stock and warrants                   --       --           --    425   25,000      --        --         --         --     (98,523)

 Issuance of Series C Preferred
  stock and warrants                   --       --           --     --       --   985,000   9,850,000       --       --    (881,565)

 Issuance of common stock              --       --           --     --       --      --        --    20,000         200        (200)

 Repurchase of stock
warrants                               --       --           --     --       --      --        --         --         --     (40,000)

 Issuance of warrants                  --       --           --     --       --      --        --         --         --     386,700

 Issuance of options                   --       --           --     --       --      --        --         --         --      92,150

 Proceeds from exercise of option      --     --             --     --       --      --        --      5,100         51       4,949

 Exercise of warrants                  --     --             --     --       --      --        --  1,500,000     15,000      60,000

 Exercise of warrants on a
  cashless basis                       --     --             --     --       --      --        --     13,720        137        (137)

 Accrued Interest                      --     --             --     --       --      --        --         --         --          --

 Dividends Declared                    --     --             --     --       --      --        --         --         --          --

 Adjustment for fractional shares
  issued in connection with
  Reverse split                        --     --       --     --    --       --        --      --        131          1          (1)

 Net Loss                              --     --       --     --    --       --        --      --         --        --

Balance - December 31, 2000            --  1,261.76  $1,261,760    425  $425,000  985,000 $9,850,000 3,100,841    $31,008 $3,476,182
-------                                ==  ========  ==========    ===  ========  ======= ========== =========    ======= ==========





                                                              MONSTERDAATA, INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY), Continued

                                  For the Years Ended December 31, 2000 and 1999


                                    Notes   Subscription  Accumulated
                                 Receivable  Receivable     Deficit         Total
-------------------------------------------------------------------------------------
BALANCE - January 1, 2000         $(95,950)   $--        $ (5,747,453)      $(613,215)
-------

 Issuance of Series A Preferred
  stock                                 --        --               --              --

 Conversion of Series A Preferred
  stock                                 --        --               --              --

 Issuance of Series B Preferred
  stock and warrants                    --         --              --         326,477

 Issuance of Series C Preferred
  stock and warrants                    --   (1,600,000)           --       7,368,435

 Issuance of common stock               --        --               --              --

 Repurchase of stock
warrants                                --        --               --         (40,000)

 Issuance of warrants                   --        --               --         386,700

 Issuance of options                    --        --               --          92,150

 Proceeds from exercise of option       --        --               --           5,000

 Exercise of warrants                   --        --               --          75,000

 Exercise of warrants on a
  cashless basis                        --        --               --              --

 Accrued Interest                   (5,888)       --               --          (5,888)

 Dividends Declared                     --        --          (89,000)        (89,000)

 Adjustment for fractional shares
  issued in connection with
  Reverse split                         --        --               --              --

 Net Loss                               --        --       (6,623,780)     (6,623,780)

Balance - December 31, 2000      $(101,838  $(1,600,000)$ (12,460,233)       $881,879
-------                          ========== ===========  =============     ===========



   The accompanying notes are an integral part of these financial statements.

                                                              MONSTERDAATA, INC.

                                                        STATEMENTS OF CASH FLOWS

                                  For the Years Ended December 31, 2000 and 1999


                                                        2000               1999
                                                  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net loss                                          $(6,623,780)     $(2,829,346)
                                                   -----------      -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                      604,867           106,542
    Amortization of deferred debt discount            386,700                --
    Amortization of deferred debt costs               636,728                --
    Asset impairment                                  261,103                --
    Loss on disposal of fixed asset                    11,825                --
    Stock based compensation                           92,150           531,051
    Accrued interest                                   (5,888)           (2,950)
    Legal Settlement                                  (58,702)              --
  Changes in operating assets and liabilities:
    Accounts receivable                               173,204           361,426
    Prepaid expenses                                 (454,580)          (37,534)
    Cash held in escrow                              (451,000)               --
    Deposits                                         (309,100)           (8,255)
    Accounts payable and accrued expenses             169,373         1,197,614
    Deferred revenue                                 (206,342)         (562,650)
                                                  -----------       -----------

       TOTAL ADJUSTMENTS                              850,338         1,585,244
                                                  -----------       -----------

       NET CASH USED IN  OPERATING ACTIVITIES      (5,773,442)       (1,244,102)
                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Purchases of property and equipment                 (255,839)         (302,957)
                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Net proceeds from issuance of
 Series A preferred stock                                  --           897,766

 Net proceeds from issuance of
 Series B preferred stock                             326,477                --

 Net proceeds from issuance of
 Series C preferred stock                           3,458,435                --

 Net proceeds from Bridge Notes                     4,001,272                --
 Net proceeds from issuance of common stock                --         1,093,540
 Repurchase of stock warrants                         (40,000)               --
 Proceeds from sale of warrant                             --           223,000
                                                  -----------       -----------

                                 (Forward)        $ 7,746,184       $ 2,214,306
                                                  -----------       -----------

   The accompanying notes are an integral part of these financial statements.

                                                              MONSTERDAATA, INC.

                                  For the Years Ended December 31, 2000 and 1999


                                                           2000         1999
                                                  ------------------------------

                   (Forward)                           $ 7,746,184    $2,214,306

 Repayments of notes payable                                    --      (62,236)
 Repayments of notes payable, related parties             (240,000)     (21,833)
 Proceeds from exercise of option                            5,000          --
 Proceeds from exercise of warrants                         75,000          --
 Payments received on note receivable, stockholder              --       25,000
 Principal repayments of capital lease obligations        (401,672)     (44,224)
                                                       -----------    ---------

       NET CASH PROVIDED BY
        FINANCING ACTIVITIES                             7,184,512    2,111,013
                                                       -----------    ---------

       NET INCREASE IN CASH AND CASH EQUIVALENTS         1,155,231      563,954

Cash and cash equivalents - Beginning                      619,546       55,592
----                                                   -----------    ----------

Cash and cash equivalents - Ending                     $ 1,774,777    $  619,546
----                                                   ===========    ==========

Cash paid during the periods for:
---------------------------------
    Interest                                           $   771,195  $     1,957
    Income Tax                                         $     1,500  $       750

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
-------------------------------------------------
 FINANCING ACTIVITIES:
 --------------------
 Conversion of Series A cumulative convertible
  preferred stock into common stock                    $   330,000  $        --
 Conversion of accounts payable to note
  payable stockholder                                  $   680,000  $        --
 Purchase of equipment through capital leases          $ 1,447,761  $    51,935
 Issuance of Series C cumulative convertible
  payable stockholder and conversion of bridge notes   $ 3,910,000  $        --
 Accrued Dividends                                     $    89,000  $        --
 Exercise of options for a note                        $        --  $   118,000
 Conversion of accounts payable to preferred stock     $        --  $   275,000
 Conversion of accounts payable to common stock
  and options                                          $        --  $   312,500


   The accompanying notes are an integral part of these financial statements.

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies
         ------------------------------------------

       The Company
       -----------
       MonsterDaata, Inc. (the "Company") was incorporated in Delaware on July 22, 1985 under the corporate name "Trans West, Inc." For eight years prior to September 27, 1995, the Company was an inactive corporation. On September 27, 1995, the corporate charter was revived in Delaware and was reactivated, although the Company had no material assets or capital, and no operations or income. On February 13, 1996, the Company changed the Company's corporate name to "D-Vine, Ltd."

       On April 2, 1999, the Company acquired 99.2% of the outstanding capital stock of Taconic Data Corp. ("Taconic"), a provider of database development and management services to the real estate industry. Taconic was incorporated in New York in 1992. In connection with this acquisition, Taconic became a majority-owned subsidiary and Taconic directors and officers replaced all of the Company's directors and officers. The stockholders of Taconic were issued 6,000,000 of the Company's shares of Common Stock, par value $0.01 per share ("Common Stock") in exchange for their shares, or approximately 85% of the Company's total outstanding common shares after giving effect to the acquisition (and the exercise of certain warrants referenced in Note 4 below). Accordingly, a change in control of the Company occurred in connection with the acquisition, and the acquisition was deemed a "reverse acquisition" for accounting purposes. The reverse acquisition was accounted for as a recapitalization and the stockholders' deficiency was retroactively restated to January 1, 1998. The financial statements are those of Taconic prior to April 2, 1999.

       The accompanying financial statements represent a consolidation of the Company's business with that of Taconic, and the consolidation has been prepared assuming that the Company owned 100% of Taconic after the acquisition. On November 20, 2000 the Company acquired the remaining 0.8% (31,250 shares) of Taconic Common Stock (see Note 7). Subsequent to the acquisition, the Company changed its fiscal year end from September 30 to December 31 to correspond with the fiscal year end of Taconic. On April 5, 1999, the Company changed its corporate name to "MonsterDaata.com Inc." On December 7, 2000 the Company changed its corporate name to "MonsterDaata, Inc".

       On February 16, 2001, the Company's Board of Directors (the "Board") approved an amendment to the charter to effect a one-for-five reverse stock split of the Company's issued and outstanding Common Stock, which amendment became effective on March 26, 2001. As of February 16, 2001, this amendment was approved in a written consent executed by the holders of more than a majority of the outstanding shares of common stock and Series C Preferred, voting as a single class. Accordingly, in the accompanying financial statements and related footnotes all Common Share and Per Share amounts have been retroactively restated to show the effect of the one-for-five reverse split.

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies, continued
         ------------------------------------------
       Nature of Business
       ------------------
       The Company is a professional business information company with a specialty in real estate and public records data. It develops and manages complex real estate and marketing information databases via Internet licensing agreements and under long-term service contracts to multiple listing services, realtor associations, and other information companies located primarily in the eastern United States.

       Minority Interest
       -----------------
       The minority interest referred to above was held by an entity, which owned 0.8% of Taconic until it was acquired by the Company on November 20, 2000. This entity's interest in the net assets of Taconic had been reduced to zero in the accompanying Balance Sheet. Therefore, in accordance with generally accepted accounting principles, the entity's minority interest in the losses during the years ended December 31, 2000 and 1999 have not been recorded on the Company's accompanying financial statements.

       Revenue Recognition
       -------------------

       Licensing Fees
       --------------

       The Company recognizes licensing fees on a straight-line basis over the term of the respective agreements, which range from one (1) to three (3) years.

       Long-Term Data Base Contracts
       -----------------------------

       The Company utilizes long-term contracts in the sale of certain database contracts. Typical contracts extend from one to five years and require the delivery of the database and subsequent database maintenance. Revenue on these contracts is recognized as follows:

       Upon delivery and acceptance of the original database, the Company recognizes revenue proportional to the cost incurred on the project compared to the estimated total contract cost remaining. Historically, the portion of revenue recognized upon delivery of the database has approximated ten percent (10%) of the total contract value.

       The remainder of the contract is allocated to the maintenance of the database and is recognized on a straight-line basis over the remaining life of the contact.

       Co-Branding
       -----------

       The Company is involved in revenue sharing arrangements with its online partners where the consumer uses co-branded sites principally hosted by the Company. The Company recognizes co-brand setup fees on a straight-line basis over the term of the respective agreements, generally twelve (12) months. As of December 31, 2000, no other revenue has been generated from co-brand relationships. The Company may generate further revenues from advertising, subscriptions and lead generation. Advertising revenue, if any, will be recognized monthly based on actual impressions. Subscription revenue, if any, will be recognized monthly on a straight-line basis over the term of the respective agreement. Lead generation revenue, if any, will be recognized as the leads and referrals are delivered.

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


 NOTE 1 - Summary of Significant Accounting Policies, continued
         ------------------------------------------

       Revenue Recognition, continued
       -------------------

       E-Commerce
       ----------
       The Company recognizes revenue from sales of real estate related reports on their website which are recorded at the point of sale.

       Deferred Revenue
       ----------------
       Deferred revenue represents billings in excess of estimated earnings on long-term data base contracts in the amount of $44,882, unamortized licensing fees in the amount of $248,918, and unearned co-branding set-up fees in the amount of $20,919 at December 31, 2000.

       Cash and Cash Equivalents
       -------------------------
       For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

       The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 2000.

       Property and Equipment and Depreciation
       ---------------------------------------
       Property and equipment is stated at cost and is depreciated using accelerated methods over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

       Advertising Costs
       -----------------
       Advertising costs are expensed as incurred. Total advertising costs were $36,379 and $31,468 for the years ended December 31, 2000 and 1999, respectively.

       Product and Website Development Costs
       -------------------------------------
       Product and Website development costs consist principally of payroll and related expenses for development, editorial, systems personnel and consultants; and costs of acquired content, including licensed data. Product development costs are generally expensed as incurred.

       The Company follows the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal use, which requires the capitalization of costs incurred in connection with developing or obtaining software for internal use. The useful life of website development costs is less than one year and accordingly, these costs are expensed as incurred and are included in "Product development costs" in the accompanying financial statements.

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies, continued
         ------------------------------------------

       Reclassifications
       -----------------
       Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. These reclassifications have no effect on previously reported losses.

       Use of Estimates in the Financial Statements
       --------------------------------------------
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Net Loss Per Share
       ------------------
       The Company adopted the provision of SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Outstanding stock options and warrants have not been considered in the computation of diluted per share amounts, since the effect of their inclusion would be antidilutive. The net loss per share has been restated to reflect the aforementioned reverse common stock split.

       Stock-Based Compensation
       ------------------------
       In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net loss and net loss per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its employee stock based compensation plans in accordance with the provisions of APB 25. The Company accounts for non-employee options and warrants in accordance with the fair value method as prescribed in SFAS 123.

       Fair Value of Financial Instruments
       -----------------------------------
       Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments is a reasonable estimate of fair value. The fair value of long-term debt is estimated to approximate fair market value based on the current rates offered to the Company for debt of the same remaining maturities.

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies, continued
         ------------------------------------------

       Impairment of Long-Lived Assets
       -------------------------------
       Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

       Reporting of Segments
       ---------------------
       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes the criteria for determining an operating segment and establishes the disclosure requirements for reporting information about operating segments. The Company has determined that under SFAS No. 131, it operates in one segment of service and its customers and operations are within the United States.

       Start-up Activities Costs
       -------------------------
       In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC of AICPA") issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities", which are effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this standard in 1999 and the implementation of this standard did not have a material impact on its financial statements.

       Accounting Developments
       -----------------------
       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999, which has been deferred to June 15, 2000 by the publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - Property and Equipment
         ----------------------

       Property and equipment at December 31, 2000 consisted of the following:


                                                              Estimated
                                                 Amount      Useful Lives
                                                ----------   ------------

       Furniture and fixtures                 $  104,351       5-7 years
       Computer equipment and software         2,375,310       3-5 years
                                              -----------     ----------
                                               2,479,661
       Less: accumulated depreciation          1,273,146
                                              -----------

           Property and Equipment, Net        $1,206,515
                                              ===========

       Depreciation expense for the years ended December 31, 2000 and 1999 was $604,867 and $106,542, respectively.


NOTE 3 - Capitalized Lease Obligations
         -----------------------------

       The Company is the lessee of equipment under certain capital leases expiring through the year 2005. The assets and liabilities are recorded at fair-market value. The assets are being depreciated over their estimated useful lives. Depreciation of assets under capital leases for the years ended December 31, 2000 and 1999 amounted to $497,092 and $57,582, respectively. The following is a summary of property held under capital leases included in equipment:

       Equipment                                              $1,823,214

       Less: accumulated depreciation                           (807,539)
                                                              -----------
                                                              $1,015,675
                                                              ===========

       Minimum future lease payments under capital leases as of December 31, 2000 for each of the next four years, and in the aggregate, are as follows:

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - Capitalized Lease Obligations, continued
         -----------------------------

                              For the Year Ending
                                   December 31,              Amount
                              --------------------------------------------------

                                       2001                       $  380,200
                                       2002                          354,822
                                       2003                          354,822
                                       2004                          266,116
                                                                  ----------

                              Total minimum lease
                              payments                             1,355,960

                              Less: amount representing
                                    interest                         238,989
                                                                  ----------

                              Present value of net minimum
                               lease payments                      1,116,971

                              Less:  Current portion                 302,301
                                                                   ---------

                                 Long-term portion                $  814,670
                                                                  ==========


       Interest rates on capitalized leases vary from 6.4% to 17.38% and are imputed based on the lessors' implicit rate of return.

       The Company has paid a deposit of $314,592 pursuant to a lease transaction.


NOTE 4 - Stockholders' Equity
         --------------------

       Warrant
       On April 2, 1999, an existing warrant issued by D-Vine, Ltd. in August 1997 to purchase 200,000 shares of common stock was exercised, in connection with the reverse acquisition (Note 1), with an increase in exercise price from $0.05 per share to $5.00 per share. In consideration of such increase, the Company issued to the holder an additional warrant to purchase 100,000 shares of its common stock with an exercise price of $15.00 per share for $223,000. The newly issued warrant, was to expire on March 31, 2004. An aggregate of 100,000 shares of common stock had been reserved for issuance under this warrant. In addition, the Company incurred direct expense of $58,960 in connection with this transaction.

       On December 8, 2000, the Company executed an agreement with the holder to purchase this warrant for the sum of $40,000. On December 14, 2000 the Company paid the purchase price by wire transfer to the seller, concurrently with such wire transfer, all of the seller's right, title and interest to the warrant immediately terminated.

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


 NOTE 4 - Stockholders' Equity, continued

       Conversion of Accounts Payable
       During the year ended December 31, 1999, the Company converted accounts payable in the amount of $312,500 to 22,628 shares of Common Stock and options to purchase 5,000 shares of Common Stock. The options were valued at $82,500 under the Black-Scholes option-price model.

       Series A Preferred Stock

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

       Each share of the Series A Preferred is convertible into 90 shares of Common Stock, at the option of the holder, subject to certain adjustments and conditions. The Series A Preferred will automatically convert into shares of Common Stock upon occurrence of the special events, as defined. In addition, the Company has filed a registration statement with the Securities Exchange Commission to register the Common Stock issuable upon conversion of the Preferred Stock. On February 28, 2000, the Company did not meet certain conversion conditions; accordingly, the conversion rate was changed from 1:60 to 1:90.

       The Company also issued warrants to purchase 118,862 shares of its Common Stock at an exercise price of $18.75 per share, subject to adjustment, to the Series A Preferred holders for the November 1999, issuances.

       On December 1, 1999, warrants to purchase 79,367 shares of Common Stock with an adjusted exercise price of $10.00 per share were exercised, on a cashless basis, when the market value of the Common Stock was $27.50 per share. 50,507 shares of the Common Stock were issued in connection with the exercise of such warrants.

       On March 9, 2000, March 10, 2000, and March 23, 2000, warrants to purchase 667 shares, 1,033 shares and 13,667 shares, respectively, of Common Stock with an adjusted exercise price of $10.00 per share were exercised, on a cashless basis, when the market value was $30.00, $29.375, and $22.50 per share, respectively. 333, 768 and 12,617 shares, respectively, of the Common Stock were issued in connection with the exercise of such warrants. The remaining warrants to purchase 23,412 shares will expire in November 2004.

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - Stockholders' Equity, continued
         --------------------

       Series A Preferred Stock, continued
       On January 6, 2000, the Company issued 20.53 shares of the Series A Preferred to an investor, resulting in cash proceeds of $20,000, received by the Company December 9, 1999. In connection therewith, the Company issued to the investor warrants for the purchase of 616 shares of the Company's Common Stock, at an exercise price of $18.75 per share.

       In February 2000, the Company issued 10 additional shares of the Series A Preferred to an investor as a correction to the 123.33 shares issued to the investor on November 1, 1999.

       During the year ended December 31, 2000 330.00 shares, of Series A Preferred was converted into 29,700 shares of Common Stock.

       Series B Preferred Stock

       On April 6, 2000, the Company issued 425 shares of its Series B Cumulative Convertible Preferred Stock (the "Series B Preferred") to investors, resulting in aggregate cash proceeds of $425,000 less direct expense of $98,523. In connection with this issuance, the Company authorized the designation of 2,000 shares of Series B Preferred. Holders of the Series B Preferred are entitled to a quarterly cumulative dividend equal to 1.5% of the then applicable liquidation preference as defined.

       Each share of Series B Preferred is convertible into 67 shares of Common Stock, at the option of the holder, subject to certain adjustments and conditions. The Series B Preferred will automatically convert into shares of Common Stock upon the occurrence of certain defined events. On December 1, 2000, the Company did not meet certain conversion conditions; accordingly the conversion rate was changed from 1:53 to 1:67.

       The Company also issued warrants to purchase 11,334 shares of Common Stock at an exercise price of $21.25 per share, subject to adjustment, to the Series B Preferred holders for the April 6, 2000 issuance. These warrants, expire in April 2004.

       Exercise of Options
       On March 9, 2000, options to purchase 4,800 and 4,000 shares of Common Stock with exercise prices of $20.00 and $15.10, respectively, were exercised, on a cashless basis, when the market value was $30.00 per share. 2,061 and 2,039 shares, respectively, of Common Stock were issued in connection with the exercise of such options.

       On March 9, 2000, options to purchase 1,000 shares of Common Stock were exercised, resulting in cash proceeds of $5,000.

       Bridge Financing and Financial Advisory Agreement
       On May 2, 2000, the Company signed an engagement letter (the "Engagement Letter") with Commonwealth Associates, L.P., a limited partnership organized under the laws of the State of New York ("Commonwealth"), pursuant to which the Company engaged Commonwealth as an advisor.

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - Stockholders' Equity, continued
         --------------------

       Bridge Financing and Financial Advisory Agreement, continued

       ComVest Capital Partners LLC, a Delaware limited liability company and an affiliate of Commonwealth ("ComVest"), agreed to provide a credit facility to the Company in an aggregate principal amount of up to $1,500,000. ComVest has loaned the Company a total of $1,478,000, commencing with an initial loan on June 7, 2000, pursuant to a series of 8% Senior Secured Promissory Notes (the "Notes"). On September 13, 2000, ComVest converted $750,000 in principal amount of notes into 7.5 units at the initial closing of the Company's August/November 2000 private placement (See August/November 2000 Private Placement). Subsequent to December 31, 2000 the remaining $728,000 was converted into Series C Preferred Stock (see Series C Convertible Preferred Stock).

       In connection with this loan, the Company issued to ComVest a warrant to purchase 1,500,000 shares of Common Stock for an exercise price of $.05 per share (the "ComVest Warrant"). The ComVest Warrant was issued on June 7, 2000 and was valued at $240,000 by an independent third party. This amount was recorded as a deferred debt discount and was amortized over the life of the Notes.

       The Company agreed that, as long as this loan remained outstanding, the Board of Directors of the Company would consist of seven directors, of which five would be nominated by the Company with the consent of ComVest, which consent would not be unreasonably withheld.

       Exercise of ComVest Warrant
       On June 9, 2000, ComVest and Commonwealth exercised the ComVest Warrant, purchasing 1,200,000 shares of Common Stock in the case of ComVest and 300,000 shares of Common Stock in the case of Commonwealth. The purchase price for these shares was $60,000 in the case of ComVest and $15,000 in the case of Commonwealth.

       August/November 2000 Private Placement
       From August to November 2000, the Company conducted a private placement offering of 40 units at a price of $100,000 per unit. Each unit consists of an 8% convertible subordinated promissory note and warrant to purchase 20,000 shares of Common Stock. During this period, 31.6 units (3,160,000) were sold to approximately 21 investors. The Company paid fees in the amount of $636,728 in connection with the private placement. A portion of the net proceeds raised from the placement has been used to fund the Company's working capital and capital expenditure requirements, including the purchase of computer hardware.

       Each unit issued in the August/November 2000 private placement will automatically convert into 10,000 shares of Series C Convertible Preferred stock, par value $.01 per share with each such share convertible, at the holder's option, into 8 shares of Common Stock, or an aggregate of 80,000 shares of Common Stock, and two-year warrants to purchase 40,000 shares of Common Stock, at an exercise price of $1.25 per share (the "Warrants"), in each case, subject to adjustment. These Warrants have an estimated fair value of $146,700, which was valued by an independent third party. This amount was recorded as a deferred debt discount and was amortized over the life of the notes.

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - Stockholders' Equity, continued

       Series C Preferred Stock
       On December 6, 2000 and December 29, 2000 the Company issued 430,000 and 164,000, respectively, shares of the Company's Series C Preferred Stock (the "Series C Preferred") to investors, resulting in aggregate cash proceeds of $3,458,435 net of direct expenses of $881,565 and a subscription receivable of $1,600,000. In addition, on December 6, 2000 the Company converted notes payable stockholder of $3,910,000 into 391,000 shares of Series C Preferred. Holders of the Series C Preferred are entitled to an annual cumulative dividend equal to 7% of the then applicable liquidation preference as defined.

       Each share of Series C Preferred is convertible into 8 shares of Common Stock, at the option of the holder, subject to certain adjustments and conditions. The Series C Preferred will automatically convert into shares of Common Stock upon the occurrence of certain defined events.

       The Company also issued warrants to purchase 3,284,000 and 656,000 shares of Common Stock at an exercise price of $1.25 per share, subject to adjustment, to the Series C Preferred holders for the December 6, 2000 and December 29, 2000 issuances, respectively. These warrants, expire in December 2002.

       In connection with this offering, the placement agent received five-year warrants to purchase 1,931,040 shares of Common Stock at a price of $1.25 per share.

       Summary of Warrant Activity
       ---------------------------

       The following is a summary of the warrant activity relating to the above Equity transactions:

                                                              Number
                                                                of
                                                             Warrants
                                                           --------------
           Outstanding - January 1, 1999                   $   200,000
           -----------

            Warrants issued                                    218,146
            Warrants repurchased                                    --
            Warrants exercised                                (279,367)
                                                           ------------

           Outstanding December 31, 1999                       138,779
           -----------

            Warrants issued                                  6,429,550
            Warrants repurchased                              (100,000)
            Warrants exercised                              (1,515,467)
                                                           -----------

           Outstanding December 31, 2000                     4,952,862
                                                           ===========

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5 - Contingent Equity Participation
         -------------------------------

       On September 19, 2000, the Company entered into a license and contingent equity participation agreement with Utour.com, Inc. ("Utour"), a privately held Portland, Oregon software developer. Pursuant to the agreement, the Company obtained a non-exclusive, worldwide, perpetual license to use Utour software programs and digital image inventory. The Company paid Utour a one-time license fee of $150,000, which is being amortized over three years. As part of this agreement, the Company was to receive 10% ownership in UTour. As of March 2, 2001, no shares of Utour's stock have been issued to the Company.

NOTE 6 - Database Impairment
         -------------------

       During August 1999, the Company entered into an agreement to purchase a database of public and private school information. Delivery of the completed database was to be on or about December 31, 1999. The database was never completely delivered and the Company was not able to put the asset in place for the Company's intended use. The Company believes that there are no future cash flows to recover this asset. Therefore, the Company wrote off the asset valued at $261,103 during the year ended December 31, 2000.


NOTE 7 - Litigation
         ----------

       In addition to the items below the Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

       Former Law Firm
       The Company is currently involved in litigation with the Company's former law firm (which is also a stockholder) concerning disputed legal fees in the sum of approximately $650,000 (plus interest at the rate of 18% per annum). This liability is recorded as Loan from Stockholder in the amount of $680,000 in the accompanying balance sheet. In July 2000, the Company commenced an action in New York Supreme Court seeking a declaratory judgment to have related promissory note ruled invalid. Subsequently, the former law firm commenced a summary proceeding in the same Court to foreclose upon the promissory note. By order dated August 11, 2000, the Court denied both of their motions for summary judgment on the promissory note and the Company's motion for dismissal or stay of the suit on the note. However, the Court granted a conditional preliminary injunction and directed the Company to deposit revenues from specified client contracts into an escrow account up to an amount of $560,000. As of December 31, 2000 approximately $451,000 in revenues have been deposited in such escrow account.

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - Litigation, continued
         ----------

       Former Law Firm, continued
       On March 1, 2001, the Company entered into a settlement agreement with the law firm regarding the above litigation. In connection with this agreement the Company agreed to pay $680,000, which was paid on March 2, 2001.

       Former Consultants
       The Company was involved in a litigation regarding a note payable to a stockholder and former consultant of Taconic which was payable in 36 monthly installments of $12,902 including interest of 9.71% per annum. The Company defaulted on this note, making the entire balance due. The former consultant sued the Company in New York Supreme Court to collect the sum of $390,000. In connection with the lawsuit the consultant was granted summary judgment against the Company, with the Court directing a hearing on the issue of damages.

       On November 20, 2000, the Company entered into an agreement settling this litigation. As part of the agreement the Company agreed to pay a portion of the note payable in exchange for the remaining 0.8% of Taconic's common stock and the Company obtained a release from any further obligation. The settlement amounted to $240,000, including legal fees and other related costs, which were all paid in the fourth quarter of 2000.

       The Company is a party to a litigation involving a former website developer relating to disputed fees of approximately $163,000. This action is still pending. The Company is unable to predict the outcome of this claim and, accordingly, no adjustments have been made in the financial statements.

       Customer
       The Company is also a party to litigation involving a customer which is seeking a refund of a $175,000 down payment for work the customer alleges the Company did not perform properly. The Company recorded deferred revenue upon receipt of the $175,000. On February 1, 2001 the Company entered into an agreement settling the above litigation. The agreement requires a settlement payment of $75,000 and the execution of a two year Internet Content Licensing Agreement in which the Company grants licensee a credit ("Licensee Credit") of one hundred and forty thousand dollars ($140,000) to be applied to the agreed to monthly fee (which will be based on actual usage), as well as any additional service fees mutually agreed upon by the parties. Once the Licensee Credit has been reduced to a zero balance, the licensee will be obligated to pay a monthly fee in accordance with the payment terms set forth in the agreement. On February 1, 2001 the Company paid the full cash settlement amount. At December 31, 2000, the entire settlement is recorded in current liabilities in the accompanying balance sheet.

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - Income Taxes

       The provision for income taxes for the years ended December 31, 2000 and 1999 consists of the following:

                                                           2000           1999
                                                      --------------------------
       State and Local
         Current                                       $     5,300  $       750
         Deferred                                               --           --
                                                       -----------    ----------

           Total                                       $     5,300  $       750
                                                       ===========  ============

       Reconciliation from Federal statutory rate:

                                                           2000           1999
                                                       -------------------------
       Federal tax at 34%                              $(2,252,085) $  (961,978)
       State and local taxes, net of federal benefit         5,300          750
       Deferred revenue                                   (206,342)    (230,687)
       Expenses not deductible for tax purposes             10,897       76,193
       Valuation allowance                               2,447,530    1,116,472
                                                       -----------  ------------

           Total                                       $     5,300  $      750
                                                       ===========  ============

       The components of deferred tax assets and liabilities at December 31, 2000 and 1999 consist of the following:

                                                          2000           1999
                                                       -------------------------

       Deferred tax assets
       Deferred Revenue                                    129,000  $   214,000
       Depreciation and amortization                       190,000       54,000
       Net operating loss carryforwards                  4,081,000    1,375,000
                                                        ----------  ------------
                                                         4,400,000    1,643,000
       Less: Valuation Allowance                        (4,400,000)  (1,643,000)
                                                       -----------   -----------

           Total Deferred Tax Assets                   $       --   $        --
                                                       ===========  ===========

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management concluded a valuation allowance was appropriate due to operating losses incurred. The Company estimated the available net operating loss carryforwards to be approximately $9,950,000, which will expire on various dates through 2020. In addition, there may be certain restrictions on the use of the net loss carryforwards resulting from change in ownership.

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9 - Commitments and Contingencies

       Office Lease
       ------------
       The Company leases its offices under two noncancelable leases expiring September 30, 2002 and June 30, 2004, respectively. The Company pays its portion of property taxes, insurance, and other expenses related to the leased properties. Rent expense was $147,889 and $111,952 for the years ended December 31, 2000 and 1999, respectively.

       Future minimum rental payments required under the above non-cancelable operating leases at December 31, 2000 are as follows:


                           For the Year Ending
                                December 31,           Amount
                           ----------------------------------------
                                    2001             $ 54,000
                                    2002               51,000
                                    2003               40,000
                                    2004               41,000
                                                     --------

                                   Total             $186,000
                                                     ========

       Computer Lease
       --------------
       The Company leases equipment computer under a two (2) year operating lease expiring in October 2001.

       Future minimum rental payments under the above noncancelable operating lease as of December 31, 2000 are $19,890.

       License Agreement
       -----------------
       The Company is obligated to pay a license fee for the use of software and the maintenance of the software through October 2001. The future commitment at December 31, 2000 is $24,689.

       Related Party Transaction
       -------------------------
       During the year ended December 31, 2000, the Company incurred legal and consulting fees to a stockholder, which amounted to $338,102.

       Executive Compensation
       ----------------------

       The Company has entered into agreements to provide for the payment of minimum salaries and fees to its officers and members of its Board of Directors. In addition, the agreements may provide, based on the terms of each agreement, for the issuance of stock options and other various incentives and benefits. A member of the Board of Directors was granted options to purchase 320,000 shares of Common Stock pursuant to a consulting agreement, and the 2000 Stock Option Plan, at an exercise price of $1.25 per share (see note 11). Future minimum payments to be made as of December 31, 2000 pursuant to these agreements are as follows:

                           For the Year Ending
                                December 31,           Amount
                           ----------------------------------------
                                    2001            $  537,333
                                    2002               408,333
                                    2003               240,000
                                    2004                90,000
                                    2005                90,000
                                                    ----------

                                   Total            $1,365,666
                                                    ==========

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - Major Customers
          ---------------

       During the year ended December 31, 2000, the Company sold a substantial portion (greater than 10% of sales) of its product to five major customers. Sales to these customers were $365,448 (22%), $300,552 (18%), $286,545 (17%), $228,750 (14%) and $175,000 (11%). The amount due from these customers included in accounts receivable at December 31, 2000 was $117,312.

       During the year ended December 31, 1999, the Company sold a substantial portion (greater than 10% of sales) of its product to four major customers. Sales to these customers were $674,333 (27%), $474,070 (19%), $365,448 (15%) and $300,552 (12%). The amount due from these customers included in accounts receivable at December 1999 was $183,395.


NOTE 11 - Stock Option Plans
          ------------------

       Stock Option
       ------------

       1999 Stock Option Plan:
       On June 15, 1999, the Company adopted a stock option plan (the "1999 Plan"). The 1999 Plan provides that options may be granted to employees, officers, directors and consultants to purchase shares of its Common Stock. All incentive stock options granted under the Plan will have an exercise price of not less than the fair market value of the underlying Common Stock at the time of grant, and all non-incentive stock options granted under the Plan will have an exercise price of not less than 85% of the fair market value of the Common Stock at the time of grant. The board of directors (or any duly appointed committee thereof) determines the vesting period of the options upon the granting of the options. The total number of shares of Common Stock for which options may be granted under the Plan is 350,000. No stock option may be granted under the Plan after June 15, 2009.

       During the year ended December 31, 2000, the Company granted 136,800 and 10,500 options to its employees and consultants, respectively, with exercise prices ranging from $2.40 to $5.45. During the year ended December 31, 1999, the Company granted 284,984 and 37,300 options to its employees and consultants, respectively, with exercise prices ranging from $5.00 to $20.00. Of the 37,300 options, 15,000 options were issued for $75,000. As of December 31, 2000, 304,868 options are outstanding of which 147,267 options are exercisable.

       On July 26, 1999, an employee exercised his option to purchase 24,600 shares of Common Stock at the exercise price of $5.00 per share. The option was paid with $5,000 cash and a promissory note issued to the Company by the employee for $118,000 bearing interest of 6% per annum. Principal is due on demand and is secured by the underlying Common Stock. During December 1999, $25,000 of this note was repaid.

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11 - Stock Option Plans, continued
          ------------------

       Stock Option, continued
       ------------

       1999 Stock Option Plan, continued:
       Activities under the 1999 Plan are as follows:


                                                 Number             Weighted
                                                   of               Average
                                                Options           Exercise Price
                                              ----------------------------------
       Balance - December 31, 1998                   --                --
       -------

       Options granted                          322,284            $ 8.90
       Options cancelled                         (4,000)             5.00
       Options exercised                        (54,100)             5.00
                                               --------            ------

       Balance - December 31, 1999              264,184              8.90
                                                                   ------

       Options granted                          147,300              4.50
       Options cancelled                        (96,816)             8.85
       Options exercised                         (9,800)            16.45
                                                ------              -----


       Balance - December 31, 2000              304,868              7.50
                                               ========              ====

       At December 31, 2000, the remaining life of the options is 8.6 years.

       2000 Stock Option Plan:
       On September 21, 2000 the Company adopted a stock option plan (the "2000 Plan"). The Plan provides that options may be granted to employees, officers, directors and consultants to purchase shares of its Common Stock. All incentive stock options granted under the Plan will have an exercise price of not less than the fair market value of the underlying common stock at the time of grant, and all non-incentive stock options granted under the Plan will have an exercise price of not less than 85% of the fair market value of the Common Stock at the time of grant. The board of directors (or any duly appointed committee thereof) determines the vesting period of the options upon the granting of the options. The total number of shares of Common Stock for which options may be granted under the 2000 Plan is 1,600,000. No stock option may be granted under the 2000 Plan after September 21, 2010.

       During the year ended December 31, 2000, the Company granted 897,952 and 4,000 options to its employees and consultants, respectively, with exercise prices ranging from $0.95 to $1.25. As of December 31, 2000, 882,309 options are outstanding of which 47,000 options are exercisable.

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11 - Stock Option Plans, continued
          ------------------

       Stock Option, continued
       ------------

       2000 Stock Option Plan, continued:

       Activities under the 2000 Plan are as follows:



                                                 Number         Weighted
                                                   Of           Average
                                                Options         Exercise Price
                                              --------------------------------

       Balance - December 31, 1999                    --                --
       -------

       Options granted                           901,952          $   1.20
       Options cancelled                         (19,643)             1.15
       Options exercised                             --
                                                 -------          --------

       Balance - December 31, 2000               882,309          $   1.20
       -------                                   =======          ========

       At December 31, 2000 the weighted average exercise price and remaining life of the options are $1.20 and 9.8 years, respectively.

       Proforma Information
       --------------------
       Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model to be $0.25 per share with the following weighted-average assumptions for the year ended December 31, 2000:

       Assumptions
       -------------------------------------------------------------------------
       Risk-free rate                                           5.9 -- 6.45%
       Dividend yield                                                    --%
       Volatility factor of the expected market
       price of the Company's
       Common Stock                                              10% - 172%
       Average life                                                 0 years

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11 - Stock Option Plans, continued
          ------------------

       Stock Option, continued
       ------------

       2000 Stock Option Plan, continued:

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information for the year ended December 31, 2000 and 1999 is as follows:

                                                   2000              1999
                                              ---------------------------------
       Pro forma net loss                      $(7,245,588)      $(3,123,831)
       Pro forma net loss per share
               - basic and diluted                  ($3.00)           ($2.25)
                                                    =======            ======


NOTE 12 - Going Concern Uncertainty
          -------------------------

       The Company incurred a net loss of $6,623,780 for the year ended December 31, 2000 and net cash flows used to fund operations were $5,773,442. Management of the Company is implementing a plan to increase revenues through the expansion of product lines. As part of management's plan, the Company launched a new website in January of 2001, which offers new products and new technology for product distribution to current and potential customers. Under this plan, management hopes to increase revenues, generate profits and generate positive cash flows from operations. If the Company is unable to generate positive cash flows from operations, the Company will need to raise additional cash from outside sources to fund operations through December 31, 2001.

       There can be no assurance that the Company will be successful in its attempts to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

       These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 13 - Subsequent Events

       On January 5, 2001, the Company issued 87,800 shares of its Series C Preferred Stock, of which 72,800 shares were issued to a stockholder in connection with the conversion of a note payable in the amount of $728,000. In addition, on January 5, 2001, the Company issued a warrant to the placement agent to purchase 1,931,040 shares of Common Stock at an exercise price of $1.25.

       On March 1, 2001 the Company settled the litigation with its former law firm as discussed in Note 7.

       In January 2001 the Company sent letters requesting that the holders of the Company's Series A and B Preferred Stock convert their shares into shares of the Company's common stock. Formal agreements have not been signed, and there can be no assurance that the holders will convert.

                                                              MONSTERDAATA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 13 - Subsequent Events, continued

       On January 8, 2001 the Company's Board of Directors agreed to grant the Chairman of the Board of Directors (pursuant to his employment agreement) an option to purchase up to 1,200,000 shares of the Company's common stock at an exercise price of $1.25 per share.

       On January 25, 2001, the Company granted a Vice Chairman (pursuant to his consulting agreement) an option to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $1.25 per share.

       On February 12, 2001, the Company's Board of Directors approved an amendment to the Company's 2000 Stock Option Plan to increase the number of shares of Common Stock for which options may be granted from 1,600,000 to 5,000,000.

       On February 13, 2001 the Company granted the President and CEO (pursuant to his employment agreement) an option to purchase up to 883,600 shares of the Company's Common Stock at an exercise price of $1.25 per share.

       On February 16, 2001, the Board also approved an amendment to the charter to reduce the number of shares of Common Stock authorized by the charter from 200,000,000 to 100,000,000. As of February 16, 2001, this amendment was approved in a written consent executed by the holders of more than a majority of the outstanding shares of Common Stock and Series C Preferred, voting as a single class.

       On February 20, 2001, the Company issued 8,400 shares of Common Stock to a consultant as a fee for investor relations services.

       On March 19, 2001 the Company granted the 5 Advisory Board members (pursuant to their consulting agreements) an option to purchase up to 80,000 shares each of the Company's Common Stock at an exercise price of $0.65 per share.