Form 10QSB
period 2001-03-31
MONSTERDAATA COM INC
filed 2001-05-14
CIK 783454

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to ___________

                         Commission file number 33-1599

                               MONSTERDAATA, INC.
         (Exact name of small business issuer as specified in its charter)

                  Delaware                             22-2732163
       (State or other jurisdiction of       (I.R.S.Employer Identification No.)
        incorporation or organization)

          32 East 31st Street, 9th Floor
                 New York, NY 10016
      (Address of principal executive offices)

                  Registrant's telephone number: (212) 447-2000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of May 8, 2001, 3,214,953 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference:  None

          Transitional Small Business Disclosure Format: |_| Yes |X| No

                               MONSTERDAATA, INC.

                                Table of Contents
                                -----------------

                                                                        Page

PART I - FINANCIAL INFORMATION
------------------------------

     Item 1.  Financial Statements

              CONDENSED BALANCE SHEET -- As of
                March 31, 2001 (Unaudited)..........................    Page 1
              CONDENSED STATEMENTS OF
                OPERATIONS (Unaudited) -- For the Three
                Months Ended March 31, 2001 and March 31,
                2000................................................    Page 2
              CONDENSED STATEMENTS OF CASH
                FLOWS (Unaudited) -- For the Three Months
                Ended March 31, 2001 and March 31, 2000.............    Page 3
              NOTES TO CONDENSED FINANCIAL
                STATEMENTS..........................................    Page 4

     Item 2.  Management's Discussion and Analysis of Results
                of Operations and Financial Condition...............    Page 9

PART II - OTHER INFORMATION
---------------------------

     Item 1.  Legal Proceedings.....................................   Page 11
     Item 2.  Changes in Securities and Use of Proceeds.............   Page 11
     Item 3.  Defaults Upon Senior Securities.......................   Page 12
     Item 4.  Submission of Matters to a Vote of Security Holders...   Page 12
     Item 5.  Other Information.....................................   Page 12
     Item 6.  Exhibits and Reports on Form 8-K......................   Page 12

     Signatures.....................................................   Page 12

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.       Financial Statements
              --------------------

                                                         MONSTERDAATA, INC.
                                                            BALANCE SHEET
                                                             (UNAUDITED)

ASSETS
                                                                                        March 31, 2001
                                                                                        --------------

CURRENT ASSETS
--------------
  Cash and cash equivalents                                                                $  1,345,288
  Accounts receivable                                                                           285,722
  Prepaid expenses and other current assets                                                     351,271
                                                                                           ------------

Total Current Assets                                                                          1,982,281

PROPERTY AND EQUIPMENT, NET                                                                   1,028,691

OTHER ASSETS
------------
  Deposits                                                                                      326,847
                                                                                           ------------
TOTAL ASSETS                                                                               $  3,337,819
                                                                                           ============


CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                     $   231,958
  Deferred revenue                                                                              289,567
  Current maturities of capital lease obligation                                                296,366
  Dividends payable                                                                             338,953
                                                                                            -----------
Total Current Liabilities                                                                     1,156,844

OTHER LIABILITIES
  Capital lease obligations, less current maturities                                            752,147
                                                                                            -----------

TOTAL LIABILITIES                                                                           $ 1,908,991
                                                                                            -----------
STOCKHOLDERS' EQUITY
  Series A Preferred stock - $1,000 stated value; 10,000,000 shares authorized
    1,261.76 issued and outstanding (liquidating preference $1,000 per share)               $ 1,261,760
  Series B Preferred stock - $1,000 stated value; 10,000,000 shares authorized
    425 issued and outstanding (liquidating preference $1,000 per share)                        425,000
  Series C Preferred stock - $10 stated value; 10,000,000 shares authorized
    1,072,800 issued and outstanding (liquidating preference $20 per share)                  10,728,000
  Common stock - $0.01 par value; 100,000,000 shares authorized;
   3,109,241 outstanding                                                                         31,092
  Additional paid in capital                                                                  3,740,315
  Deferred consulting expense                                                                  (218,230)
  Notes receivable stockholder                                                                 (106,490)
  Subscription receivable - Series "C"                                                         (400,000)
  Accumulated deficit                                                                       (14,032,619)
                                                                                            -----------
TOTAL STOCKHOLDERS' EQUITY                                                                  $ 1,428,828
                                                                                            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 3,337,819
                                                                                            ===========

                                           See accompanying notes to financial statements





                                                          MONSTERDAATA, INC
                                                      STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                             For the Three Months                 For the Three Months
                                                             Ended March 31, 2001                 Ended March 31, 2000
                                                             --------------------                 --------------------

SALES                                                                $    333,195                         $    392,386

COST OF SALES                                                             103,964                              119,528
                                                             --------------------                 --------------------
GROSS PROFIT                                                              229,231                              272,858

OPERATING EXPENSES
    Product development costs                                             739,708                              446,645
    Selling, general & administrative expenses                            808,226                            1,060,664
                                                             --------------------                 --------------------

TOTAL OPERATING EXPENSES                                                1,547,934                            1,507,309
                                                             --------------------                 --------------------


OPERATING LOSS                                                        (1,318,703)                          (1,234,451)
--------------

OTHER EXPENSE
Interest expense net                                                        (154)                             (20,902)
                                                             --------------------                 --------------------

LOSS BEFORE INCOME TAXES                                              (1,318,857)                          (1,255,353)

INCOME TAXES                                                                3,576
                                                             --------------------                 --------------------

NET LOSS                                                              (1,322,433)                          (1,255,353)

Dividends on Preferred stock                                            (249,953)
                                                             --------------------                 --------------------

Loss Attributable to Common Stockholders                             $(1,572,386)                         $(1,255,353)
                                                             ====================                 ====================


Weighted Average Number of Shares Outstanding                           3,104,382                            1,555,168
                                                             --------------------                 --------------------

Net Loss Per Share, Basic and Diluted                                $     (0.51)                         $     (0.81)
                                                             --------------------                 --------------------

                                           See accompanying notes to financial statements


                                                         MONSTERDAATA, INC.
                                                      STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                                                            For the Three           For the Three
                                                                                             Months Ended            Months Ended
                                                                                           March 31, 2001          March 31, 2000
                                                                                           --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                                                     $(1,322,433)            $(1,255,353)
                                                                                      --------------------    --------------------
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                  181,367                  13,317
   Loss on disposal of fixed asset                                                                                         11,825
   Stock based compensation                                                                        78,671
   Accrued interest                                                                               (4,652)                 (1,439)
     Changes in operating assets and liabilities:
        Accounts receivable                                                                     (161,410)                 147,445
        Prepaid expenses and other current assets                                                 140,843                  22,534
        Deposits                                                                                  (1,159)
        Accounts payable and accrued expenses                                                   (331,879)                 534,847
        Deferred revenue                                                                         (25,152)                (21,201)
                                                                                      --------------------    --------------------

TOTAL ADJUSTMENTS                                                                               (123,371)                 707,328
                                                                                      --------------------    --------------------

NET CASH USED IN OPERATING ACTIVITIES                                                         (1,445,804)               (548,025)
                                                                                      --------------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Purchases of property and equipment                                                               (3,543)                (12,321)
                                                                                      --------------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Net proceeds from issuance of Series C preferred stock                                            117,316
Repayments of notes payable, stockholder                                                        (229,000)
Payments received on subscription receivable, stockholder                                       1,200,000
Principal repayments of capital lease obligations                                                (68,458)                (32,416)
Net proceeds from issuance of Series B preferred stock                                                                    143,824
Proceeds from exercise of option                                                                                            5,000
                                                                                      --------------------    --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       1,019,858                 116,408
                                                                                      --------------------    --------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (429,489)               (443,938)

CASH AND CASH EQUIVALENTS - Beginning                                                           1,774,777                 619,546
                                                                                      --------------------    --------------------
CASH AND CASH EQUIVALENTS - Ending                                                           $  1,345,288            $    175,608
                                                                                      ====================    ====================
Cash paid during the periods for:
Interest                                                                                     $     72,079            $     23,000
                                                                                      --------------------    --------------------

NONCASH INVESTING AND FINANCING ACTIVITIES:
------------------------------------------
Conversion of Notes Payable to Series C cumulative convertible preferred stock                   $728,000
Note payable, stockholder paid from escrow                                                        451,000
Preferred stock dividend                                                                          249,953
Conversion of series A cumulative convertible preferred stock into common stock                                          $ 24,440
Issuance of Series A cumulative convertible preferred stock                                                                10,000
Subscription receivable Series B cumulative convertible preferred stock                                                   200,000

                                           See accompanying notes to financial statements

                               MONSTERDAATA, INC.

                     Notes to Condensed Financial Statements

                                 March 31, 2001

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

       The Company
       -----------
       MonsterDaata, Inc. (the "Company") was incorporated in Delaware in July 1985 under the corporate name "Trans West, Inc." For eight years prior to September 1995, the Company was an inactive corporation. In September 1995, the corporate charter was revived in Delaware, although the Company had no material assets or capital and no operations or income. In February 1996, the Company changed its corporate name to "D-Vine, Ltd."

       In April 1999, the Company acquired 99.2% of the outstanding capital stock of Taconic Data Corp. ("Taconic"), a provider of database development and management services to the real estate industry. Taconic was incorporated in New York in 1992. In connection with this acquisition, Taconic became a majority-owned subsidiary and Taconic directors and officers replaced all of the Company's directors and officers. The stockholders of Taconic were issued 6,000,000 of the Company's shares of common stock, in exchange for their shares, or approximately 85% of the Company's total outstanding common stock after giving effect to the acquisition (and the exercise of certain warrants). Accordingly, a change in control of the Company occurred in connection with the acquisition and the acquisition was deemed a "reverse acquisition" for accounting purposes. The reverse acquisition was accounted for as a recapitalization and the stockholders' deficiency was retroactively restated to January 1, 1998. The Company's financial statements are those of Taconic prior to April 2, 1999.

       The accompanying financial statements represent a consolidation of the Company's business with Taconic, and the consolidation has been prepared assuming that the Company owned 100% of Taconic after the acquisition. In November 2000, the Company acquired the remaining 0.8% (31,250 shares) of Taconic common stock. Subsequent to the acquisition, the Company changed its fiscal year end from September 30 to December 31 to correspond with the fiscal year end of Taconic. In April 1999, the Company changed its corporate name to "MonsterDaata.com, Inc." In December 2000, the Company changed its corporate name to "MonsterDaata, Inc."

       Reverse Common Stock Split
       --------------------------
       On February 16, 2001, the Company's Board of Directors approved an amendment to the charter to effect a one-for-five reverse stock split of the Company's issued and outstanding common stock, which amendment became effective on March 26, 2001. This amendment was approved in a written consent executed by the holders of more than a majority of the outstanding shares of common stock and series C preferred stock, voting as a single class. Accordingly, in the accompanying financial statements all common stock and per share amounts have been retroactively restated to show the effect of the one-for-five reverse split.

         ------------------------------------------------

       In addition, on February 16, 2001, the Board also approved an amendment to the charter to reduce the number of shares of common stock authorized by the charter from 200,000,000 to 100,000,000. This amendment was approved in a written consent executed by the holders of more than a majority of the outstanding shares of common stock and series C preferred stock, voting as a single class.

       Going Concern Uncertainty
       -------------------------
       The Company incurred a net loss of $1,322,433 for the three months ended March 31, 2001. Net cash flows used to fund operations were $1,445,804. Management of the Company is implementing a plan to increase revenues through the expansion of product lines. As part of management's plan, the Company launched a new website in January 2001, which offers new products and new technology for product distribution to current and potential customers. Under this plan, management is seeking to increase revenues, generate profits and generate positive cash flows from operations. If the Company is unable to generate positive cash flows from operations, the Company will need to raise additional cash from outside sources to fund operations through December 31, 2001.

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

       Derivative Instruments and Hedging Activities
       ---------------------------------------------
       During the period ended March 31, 2001, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS 133 did not have any material impact on the financial statements of the Company.

       Basis of Presentation
       ---------------------
       Our accompanying unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The financial statements should be read in conjunction with the notes to the financial statement and in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2000. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2000 financial statements.

NOTE 2 - Stockholders' Equity
         --------------------

       Series C Preferred Stock
       ------------------------
       On January 5, 2001, the Company issued 87,800 shares of its series C preferred stock, of which 72,800 shares were issued to a stockholder in connection with the conversion of a note payable in the amount of $728,000 and 15,000 shares resulting in cash proceeds of $150,000 less offering expense of $32,684. In connection therewith, the Company issued to the investors warrants for the purchase of 1,456,000 and 300,000 shares, respectively, of the Company's common stock at an exercise price of $1.25 per share, in each case, subject to adjustment. These warrants expire on January 5, 2003.

       In addition, on January 5, 2001, the Company issued a warrant to the placement agent to purchase 1,931,040 shares of common stock at an exercise price of $1.25 per share, subject to adjustment. This warrant expires on January 5, 2008.

       Warrant
       -------
       On January 11, 2001, the Company issued a warrant to purchase 40,000 shares of common stock at an exercise price of $1.85 to a consultant for services provided. The warrant is valued at $38,964 under the Black-Scholes pricing model. This warrant expires on October 10, 2002.

       Common Stock
       ------------
       On February 13, 2001, the Company issued 8,400 shares of common Stock ($1.0156 per share) to a consultant as a fee for investor relations services provided during the months of February, March and April 2001. Accordingly, the Company has recorded expense of $5,687 with the remaining $2,844 recorded as a prepaid expense.

NOTE 3 - Litigation
         ----------
       Former Law Firm
       ---------------
       The Company was involved in litigation with the Company's former law firm (which is also a stockholder) concerning disputed legal fees in the sum of approximately $650,000 (plus interest). In July 2000, the Company commenced an action in New York Supreme Court seeking a declaratory judgment to have a promissory note ruled invalid. Subsequently, the former law firm commenced a summary proceeding in the same Court to foreclose upon the promissory note. By order dated August 11, 2000, the Court denied both motions for summary judgment on the promissory note and the Company's motion for dismissal or stay of the suit on the note. However, the Court granted a conditional preliminary injunction and directed the Company to deposit revenues from specified client contracts into an escrow account up to an amount of $560,000.

       On March 1, 2001, the Company entered into a settlement agreement with the law firm regarding the litigation. In connection with this agreement, the Company agreed to pay $680,000 in settlement of all lawsuits with the law firm. The settlement amount was recorded at December 31, 2000 and paid on March 2, 2001.

                ---------------------

       Customer
       --------
       The Company was also a party to litigation involving a customer which was seeking a refund of a $175,000 down payment for work the customer alleged the Company did not perform properly. The Company recorded deferred revenue upon receipt of the $175,000. On February 1, 2001, the Company entered into an agreement settling this litigation. The agreement provides for a settlement payment of $75,000 and the execution of a two year Internet Content Licensing Agreement in which the Company grants licensee a credit ("Licensee Credit") of $140,000 to be applied to the agreed to monthly fee (which will be based on actual usage), as well as any additional service fees mutually agreed upon by the parties. Once the Licensee Credit has been reduced to a zero balance, the licensee will be obligated to pay a monthly fee in accordance with the payment terms set forth in the agreement. On
       December 31, 2000, the Company accrued the cash settlement liability and, on February 1, 2001, the Company paid the full cash settlement amount.

       Consultant
       ----------
       The Company is a party to litigation involving a former website developer for collection of $163,000 in fees allegedly owed by the Company. This action is pending.

       Other than the lawsuits described above, the Company does not believe that they are a party to any litigation that, if determined adversely to them, would seriously affect their business or operations.

NOTE 4 - Stock Option Plans
         ------------------

       2000 Stock Option Plan
       ----------------------
       On January 8, 2001, the Company's Board of Directors agreed to grant the Chairman of the Board of Directors an option to purchase up to 1,200,000 shares of the Company's common stock at an exercise price of $1.25 per share.

       On January 25, 2001, the Company granted the Vice-Chairman (pursuant to his consulting agreement) an option to purchase up to 200,000 shares of the Company's common stock at an exercise price of $1.25 per share.

       On February 12, 2001, the Company's Board of Directors approved an amendment to the Company's 2000 Stock Option Plan to increase the number of shares of Common Stock for which options may be granted from 1,600,000 to 5,000,000 shares.

       On February 13, 2001, the Company granted the President and CEO (pursuant to his employment agreement) an option to purchase up to 883,600 shares of the Company's common stock at an exercise price of $1.25 per share.

       On March 19, 2001, the Company granted five advisory board members (pursuant to their advisory letters) each an option to purchase up to 80,000 shares (400,000 in aggregate) of the Company's common stock at an exercise price of $0.65 per share. These options are valued at $249,406 using the Black-Scholes pricing model. As of March 31, 2001, the Company has recorded $31,176 in consulting expense for the 50,000 shares vested as of

                -----------------------------

         that date. The remaining 350,000 shares vest in equal quarterly installments, with all options vested on March 27, 2003. Accordingly, the Company has recorded the balance of $218,230 as a deferred consulting expense, which will be expensed as vested.

NOTE 5 - Major Customers
         ---------------

         During the three months ended March 31, 2001, the Company sold a substantial portion (greater than 10% of sales) of its products to three major customers. Sales to these customers were $96,975 (29%), $75,138 (22%) and $43,750 (13%). The amount due from these customers included in accounts receivable at March 31, 2001 was $231,360.

         During the three months ended March 31, 2000, the Company sold a substantial portion (greater than 10% of sales) of its products to three major customers. Sales to these customers were $91,362 (23%), $75,138 (19%) and $43,750 (11%). The amount due from these customers included in accounts receivable at March 31, 2000 was $35,112.

NOTE 6 - Subsequent Events
         -----------------
         On April 3, 2001, 672.34 shares of series A preferred stock were converted into 60,511 shares of common stock. In addition, 29,796 shares were issued in lieu of accrued preferred stock dividends through December 31, 2000.

         On April 3, 2001, 150 shares of series B preferred stock were converted into 10,020 shares of common Stock. In addition, 5,385 shares were issued in lieu of accrued preferred stock dividends through December 31, 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
        Financial Condition
        -------------------

Overview of Operations

         We are an information utility company. We repackage the look and feel of our warehoused data and supply it to our clients using proprietary web-enabling applications, distribution technology and programming tools. Our proprietary applications and technology allow us to integrate data from many different sources and formats, reformat this data in a highly customizable manner and track the usage of such data, helping our clients to better target, capture and retain customers.

         The fourth quarter of 2000 was a significant period for us. We received additional financing, completed the roll-out of new database technology enabling us to provide real-time data feeds to our clients and released a new version of our Neighborhood Place destination site. We also undertook cost containment measures including salary reductions. We believe these actions will allow us to enter new business markets with our products and lower our monthly costs. By providing very specific property, school and demographic information, flexibly packaged and kept current with our regular updates, and with the capability to deliver data in a variety of ways on the Internet (using XML and HTML protocols) or to handheld computer devices and cellular phones, we believe that more businesses will desire our data services. Our customizable, proprietary, high-speed content delivery system enables our distribution partners to offer interactive and localized content, facilitating e-commerce, lead generation and advertising sales.

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

         Our current digital content includes text, visual, geographical and interactive programming tools, including more than 3.5 billion records of information pertaining to 61,000 communities composed of more than 220,000 distinct geographically bounded areas in the United States. Our data includes neighborhood, crime, demographic, lifestyle, risk hazard and school information. We have very specific information geo-coded down to the census block/neighborhood level. This information is valuable to people establishing new businesses, moving into new neighborhoods and/or setting a valuation for property that is being sold. We distribute our data through licensing, syndication and co-branding to a broad network of affiliates including Internet portals, consumer and professional transaction and destination websites, and classified advertising networks.

Recent Growth

         We launched a new technology platform during the fourth quarter of 2000. The core technology revolves around an enterprise level data processing plant functioning in four phases: (1) the content infrastructure can readily compile disparate data sets from myriad sources and transfer the data into secure, scalable and fault tolerant hardware and software infrastructure, handling billions of records for clients, (2) the processing plant aggregates data sources into a unified database processing millions of transactions per second with an extremely scalable foundation, (3) the business engines provide data packaging logic with the ability to include a high degree of interactive personalization and (4) the distribution technology allows finished data sets to be delivered using industry standard protocols like XML, WML, PDA and customized HTML.

         In January 2001, Neighborhood Place, our showcase website, was launched (www.neighborhoodplace.com). Utilizing our new information infrastructure technology, Neighborhood

Place provides detailed property, school and demographic information on a neighborhood level. We believe the new site provides direct paths to content areas that answer the questions people most often ask when contemplating a move or a home purchase: How do schools compare? What are current property values? How safe is the neighborhood? What is the cost of living? We believe that we uniquely provide information all the way down to the specific block group, as compared to just searching by zip codes. We believe this is a major improvement over what had formerly been available in the marketplace.

         We signed a non-exclusive, worldwide perpetual licensing agreement with Utour, Inc. in September 2000. In this agreement, we received the right to use Utour's more than 20,000 360-degree images and 180 visual digital city tours. We also received the rights to utilize Utour's proprietary software including the Utour "Portalizer," software facilitating the uploading and transmission of digital images, the "Content Addressable Visual Database" which organizes and classifies digital images, and the Utour Java scripted "Viewer" software program that allows image downloads.

         During the year 2000, we engaged Commonwealth Associates to assist us in raising needed capital, resulting in significant changes in our shareholder base, officers and directors. Our business has also changed from last year. In December 2000, we changed our corporate name to MonsterDaata, Inc. In November 2000, we acquired the remaining 0.8% of Taconic and Taconic became our wholly-owned subsidiary.

Results of operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

         Our total revenues for the three months ended March 31, 2001 were $333,195 compared to $392,386 for the three months ended March 31, 2000. This 15.1% decrease in revenue is largely attributable to the loss of one multiple listing service business account and a price reduction for the renewal of a licensing agreement. Total operating expenses increased from $1,507,309 for the three months ended March 31, 2000 to $1,547,934 for the three months ended March 31, 2001. This difference resulted from a 23.8% decrease in selling, general and administrative expenses mainly from a reduction in legal fees achieved through a capitation agreement with our new law firm, and a 65.6% increase in our product development costs primarily from the additional staff required to maintain and update our web-site and new technology platform. We believe that this new technology platform enables us to more easily distribute database content to existing and new businesses. We believe that our new business focus will more than offset our multiple listing service revenue losses over time, as well as allow us to enter new markets.

         Our cost of sales decreased 13% from $119,528 for the three months ended March 31, 2000 to $103,964 for the three months ended March 31, 2001. This decrease was attributed primarily to the decrease in the amount of work performed and the content purchased for the multiple listing service accounts. Our gross profit margin declined from 69.5% for the three months ended March 31, 2000 to 68.8% for the three months ended March 31, 2001.

         With the implementation of our new database technology platform, we believe future near term expenses will be lower and future revenues from new accounts will increase.

Liquidity and Capital Resources

         As of March 31, 2001, our cash balance was $1,345,288 and our working capital (excluding deferred revenue) was $1,115,004. Our net cash used in operating activities increased from $548,025 to $1,445,804 for the three months ended March 31, 2000 and 2001, respectively. Total cash flows from financing activities increased from $116,408 for the three months ended March 31, 2000, to $1,019,858 for the three months ended March 31, 2001. This is the result of the collection of $1,200,000 from a stockholder on the $1,600,000 December 7, 2000 subscription agreement, the remainder of which was received on April 23, 2001.

         Our working capital requirements depend upon numerous factors including levels of resources that we devote to the further development of our website and marketing capabilities, technological advances, status of competitors and our ability to establish collaborative arrangements with other strategic alliances. Our current cash resources combined with cash receipts for new sales are expected to be sufficient to fund our current operations into the fourth quarter of 2001. If receipts from new business are less than expected we will implement cost cutting measures. We will need to generate additional cash resources in order to continue as a going concern through December 31, 2001. Our ability to generate sufficient cash resources is dependent upon the success of our revenue model and our ability to generate revenues, profits and positive cash flows from it in order to survive. Our net losses, net cash flows used to fund operations and recent launch of a new technology platform, as well as uncertain conditions that we face relative to the implementation of our new product lines, create substantial doubt as to our ability to continue as a going concern. For more information, see Note 1 of our Condensed Notes to Condensed Financial Statements.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
         -----------------

         We have recently settled most of our material litigation. In November 2000, we settled litigation with a former consultant which had sued us in New York Supreme Court to collect $390,000 allegedly owed by us. This action was settled for a total of $240,000, which included our legal fees and other related costs and the return to us of the remaining 0.8% stock interest in Taconic. In February 2001, we settled a litigation involving a former customer which was seeking a refund of a $175,000 down payment for work the customer alleged we did not perform properly. This matter was settled for a payment of $75,000 and a two-year license agreement pursuant to which we granted a $140,000 credit to be applied to monthly fees under the license agreement. In March 2001, we also settled litigation with our former law firm over disputed legal fees with a payment to the law firm of $680,000.

         We are still a party to litigation involving a former website developer for collection of $163,000 in fees allegedly owed by us. This action is pending. Other than this lawsuit, we do not believe that we are a party to any litigation that, if determined adversely to us, would seriously affect our business or operations.

Item 2.  Changes in Securities
         ---------------------
On April 3, 2001, 672.34 shares of series A preferred stock were converted into 60,511 shares of common stock. In addition, 29,796 shares were issued in lieu of accrued preferred stock dividends through December 31, 2000.

On April 3, 2001, 150 shares of series B preferred stock were converted into 10,020 shares of common stock. In addition, 5,385 shares were issued in lieu of accrued preferred stock dividends through December 31, 2000.

Item 3.       Defaults Upon Senior Securities
              -------------------------------

              None

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

In February 2001, our 2000 Stock Option Plan was amended to increase the number of shares of the Corporation's Common Stock reserved for issuance under the Plan by an aggregate of 3,400,000 shares to a new total of 5,000,000 shares.

In March 2001, we filed an amendment to our certificate of incorporation, which effected a one-for-five reverse stock split, effective at the close of business on March 26, 2001. This amendment had been approved by our board of directors and the holders of a majority of the outstanding shares of common stock and series C preferred stock, voting as a single class, in February 2001. The March 2001 amendment also reduced the number of our authorized shares of common stock from 200 million to 100 million.

Item 5.       Other Information
              -----------------

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

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------
              None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MONSTERDAATA, INC.
                                      (Registrant)


Date:  May 14, 2001                    By: /s/ Samuel B. Petteway, Jr
                                           --------------------------
                                           Samuel B. Petteway, Jr.
                                           President and Chief Executive Officer