Form 10QSB
period 2001-06-30
MONSTERDAATA COM INC
filed 2001-08-14
CIK 783454

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of August 9, 2001, 3,861,037 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference:  None

          Transitional Small Business Disclosure Format: |_| Yes |X| No

                               MONSTERDAATA, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

             CONDENSED BALANCE SHEET -- As of June 30,
               2001 (Unaudited) .........................................Page 1
             CONDENSED STATEMENTS OF OPERATIONS
               (Unaudited) -- For the Six Months Ended
               June 30, 2001 and June 30, 2000 ..........................Page 2
             CONDENSED STATEMENTS OF CASH FLOWS
               (Unaudited) -- For the Six Months Ended
               June 30, 2001 and June 30, 2000 ..........................Page 3
             CONDENSED NOTES TO FINANCIAL STATEMENTS ....................Page 5

      Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition ..............Page 11

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings ........................................Page 15
      Item 2.  Changes in Securities and Use of Proceeds ................Page 15
      Item 3.  Defaults Upon Senior Securities ..........................Page 15
      Item 4.  Submission of Matters to a Vote of Security Holders ......Page 15
      Item 5.  Other Information ........................................Page 16
      Item 6.  Exhibits and Reports on Form 8-K .........................Page 16

      Signatures ........................................................Page 16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               MONSTERDAATA, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                           JUNE 30, 2001

CURRENT ASSETS

  Cash and cash equivalents                                         $1,181,992
  Accounts receivable                                                  244,776
  Prepaid expenses and other current assets                            256,837
                                                             ------------------

TOTAL CURRENT ASSETS                                                 1,683,605

PROPERTY AND EQUIPMENT, NET                                            846,587

OTHER ASSETS
  Deposits                                                             326,847
                                                             ------------------

TOTAL ASSETS                                                        $2,857,039
                                                             ==================

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                196,600
  Deferred revenue                                                     470,867
  Current maturities of capital lease obligation                       366,232
  Dividends payable                                                    440,888
                                                             ------------------

TOTAL CURRENT LIABILITIES                                            1,474,587

OTHER LIABILITIES
  Capital lease obligations, less current maturities                   687,539
                                                             ------------------

TOTAL LIABILITIES                                                    2,162,126
                                                             ------------------

STOCKHOLDERS' EQUITY

Series A preferred stock - $1,000 stated value; 10,000,000
      shares authorized; 418.05 issued and outstanding
      (liquidating preference $1,000 per share)                        418,050

Series B preferred stock - $1,000 stated value; 10,000,000
      shares authorized; 25 issued and outstanding
      (liquidating preference $1,000 per share)                         25,000

Series C preferred stock - $10 stated value; 10,000,000
      shares authorized; 1,072,800 issued and outstanding
      (liquidating preference $20 per share)                        10,728,000

Common stock - $0.01 par value; 100,000,000 shares
      authorized; 3,270,778 outstanding                                 32,708
Additional paid in capital                                           5,042,537
Deferred consulting expense                                          (190,951)
Notes receivable stockholder                                         (111,354)
Accumulated deficit                                               (15,249,077)
                                                             ------------------

TOTAL STOCKHOLDERS' EQUITY                                             694,913
                                                             ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $2,857,039
                                                             ==================

           See accompanying condensed notes to financial statements


                                MONSTERDAATA, INC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              FOR THE        FOR THE
                              FOR THE SIX     FOR THE SIX     THREE          THREE
                              MONTHS ENDED    MONTHS ENDED    MONTHS ENDED   MONTHS ENDED
                              JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001  JUNE 30, 2000

SALES                              $704,880     $947,086       $371,684        $554,700

COST OF SALES                       204,074      230,079        100,110         110,552
                             -----------------------------------------------------------

GROSS PROFIT                        500,806      717,007        271,574         444,148

OPERATING EXPENSES
Website and database
content development and           1,315,927    1,505,109        576,221       1,058,464
maintenance

Selling, general and              1,542,199    1,398,723        733,972         338,060
administrative expenses
                             -----------------------------------------------------------

TOTAL OPERATING EXPENSES          2,858,126    2,903,832      1,310,193       1,396,524
                             -----------------------------------------------------------

OPERATING LOSS                  (2,357,320)  (2,186,825)    (1,038,619)       (952,376)

OTHER EXPENSE
Interest expense net                (2,455)     (91,269)        (2,301)        (70,367)
                             -----------------------------------------------------------

OTHER EXPENSE                       (2,455)     (91,269)        (2,301)        (70,367)

LOSS BEFORE INCOME TAXES        (2,359,775)  (2,278,094)    (1,040,920)     (1,022,743)

INCOME TAXES                          3,576
                             -----------------------------------------------------------


NET LOSS                       $(2,363,351) $(2,278,094)   $(1,040,920)    $(1,022,743)
                             -----------------------------------------------------------


Dividends on Preferred Stock      (425,493)                   (175,540)
                             -----------------------------------------------------------

LOSS ATTRIBUTABLE TO COMMON    $(2,788,844) $(2,278,094)   $(1,216,460)    $(1,022,743)
STOCKHOLDERS
                             ===========================================================


Weighted Average Number of
Shares Outstanding                3,142,529    1,719,341      3,233,469       1,899,356
                             -----------------------------------------------------------

Net Loss Per Share, Basic           $(0.89)      $(1.32)        $(0.38)         $(0.54)
and Diluted                  ===========================================================



            See accompanying condensed notes to financial statements

                              MONSTERDAATA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                    FOR THE SIX    FOR THE SIX
                                                   MONTHS ENDED    MONTHS ENDED
                                                   JUNE 30, 2001  JUNE 30, 2000
                                                    ------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                          $(2,363,351)   $(2,278,094)
                                                    ------------   ------------
Adjustments to reconcile net loss to net cash used
in operating activities:
  Depreciation and amortization                          363,471         26,634
  Stock based compensation                               105,950         36,500
  Accrued interest                                       (9,516)        (2,900)
  Amortization of deferred debt discount                                 40,000
  Loss on disposal of fixed asset                                        11,825
Changes in operating assets and liabilities:
  Deposits                                               (1,159)
  Accounts receivable                                  (120,464)        114,349
  Prepaid expenses and other current assets              235,277         25,134
  Accounts payable and accrued expenses                (367,237)        724,579
  Deferred revenue                                       156,148       (95,685)
                                                    ------------- --------------

TOTAL ADJUSTMENTS                                        362,470        880,436
                                                    ------------- --------------

NET CASH USED IN OPERATING ACTIVITIES                (2,000,881)    (1,397,658)
                                                    ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                      (3,543)       (46,084)
                                                    ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of series C preferred         117,316
  stock
Repayments of notes payable, stockholder               (229,000)
Payments received on subscription receivable,          1,600,000
  stockholder
Principal repayments of capital lease obligations       (63,200)      (125,413)
Payments of offering costs                              (13,477)       (24,173)
Proceeds from notes payable stockholder                                 634,000
Net proceeds from issuance of series B preferred                        301,331
  stock
Proceeds from exercise of options                                         5,000
Proceeds from exercise of warrants                                       75,000
                                                    ------------- --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES              1,411,639        865,745
                                                    ------------- --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (592,785)      (577,997)

CASH AND CASH EQUIVALENTS- Beginning                   1,774,777        619,546
                                                    ------------- --------------

CASH AND CASH EQUIVALENTS- Ending                     $1,181,992       $41,549
                                                    ============= ==============

CONTINUED

Cash paid during the periods for:

  Interest                                               $79,263        $32,883
                                                    ============= ==============



NONCASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable to series C cumulative      $728,000
convertible preferred stock
Note payable stockholder paid from escrow                451,000
Conversion of series A cumulative convertible            843,710       $ 24,440
preferred stock into common stock
Conversion of series B cumulative convertible            400,000
preferred stock into common stock
Preferred stock dividend                                 425,493
Issuance of series A cumulative convertible                              10,000
preferred stock
Issuance of warrants                                                    445,145
Issuance of options                                                      55,650
Conversion of accounts payable to note payable                          570,421
stockholder
Purchase equipment through capital leases                               349,465

            See accompanying condensed notes to financial statements

                               MONSTERDAATA, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

     The Company

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

     In April 1999, the Company acquired 99.2% of the outstanding common stock of Taconic Data Corp. ("Taconic"), a provider of database development and management services to the real estate industry. Taconic was incorporated in New York in 1992. In connection with this acquisition, Taconic became a majority-owned subsidiary of the Company and Taconic directors and officers replaced all of the Company's directors and officers. The stockholders of Taconic were issued 6,000,000 shares of the Company's common stock, in exchange for their shares, representing approximately 85% of the Company's total outstanding common stock after giving effect to the acquisition (and the exercise of certain warrants). Accordingly, a change in control of the Company occurred in connection with the acquisition, and the acquisition was deemed a "reverse acquisition" for accounting purposes. The reverse acquisition was accounted for as a recapitalization and the stockholders' deficiency was retroactively restated to January 1, 1998. The Company's financial statements are those of Taconic prior to April 2, 1999.

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

     Reverse Common Stock Split

     On February 16, 2001, the Company's Board of Directors approved an amendment to the Certificate of Incorporation to effect a one-for-five reverse stock split of the Company's issued and outstanding common stock, which amendment became effective on March 26, 2001. This amendment was approved in a written consent executed by the holders of more than a majority of the outstanding shares of common stock and series C preferred stock of the Company, voting as a single class. Accordingly, in the accompanying financial statements all common stock and per share amounts have been retroactively restated to show the effect of the one-for-five reverse stock split.

     In addition, on February 16, 2001, the Board also approved an amendment to the Certificate of Incorporation to reduce the number of shares of common stock authorized from 200,000,000 to 100,000,000 shares. This authorized amendment was approved in a written consent executed by the holders of more than a majority of the outstanding shares of common stock and series C preferred stock of the Company, voting as a single class.

     Going Concern Uncertainty

     The Company incurred a net loss of $2,363,351 for the six months ended June 30, 2001. Net cash flows used to fund operations were $2,000,881. Management of the Company is implementing a plan to increase revenues through the expansion of product lines. As part of management's plan, the Company launched a new website in January 2001, which offers new products and new technology for product distribution to current and potential customers. Under this plan, management is seeking to increase revenues, generate profits and generate positive cash flows from operations. If the Company is unable to generate positive cash flows from operations, the Company will need to raise additional cash from outside sources to fund operations through June 30, 2002.

     The Company may not be successful in its attempts to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Even if the Company does raise operating capital, the net proceeds may not be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

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

     Derivative Instruments and Hedging Activities

     During the period ended June 30, 2001, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (commonly referred to as derivatives), and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS 133 did not have any material impact on the financial statements of the Company.

     Business Combinations, Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations"("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Company intends to adopt SFAS No. 141, which requires purchase accounting to be applied to business combinations initiated after June 30,2001. The Company intends to adopt SFAS No. 142 as of January 1, 2002, as required, and as of July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001 (for the non-amortization and amortization provisions of the statement). While implementation of SFAS 141 and 142 will not have a significant impact on the Company's historical financial statements, as a result of the July 31, 2001 merger with NeighborhoodFind.com LLC (See Note 6) SFAS 141 and 142 will have an impact on the Company's financial statements in the future. The Company is presently determining the nature of this financial impact.

     Basis of Presentation

     The accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period of the full year. The financial statements should be read in conjunction with the notes to the condensed financial statements and in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2000. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2000 financial statements.

NOTE 2 - STOCKHOLDERS' EQUITY

     Series C Preferred Stock

     On January 5, 2001, the Company issued 87,800 shares of its series C preferred stock, of which 72,800 shares were issued to an existing stockholder in connection with the conversion of a note payable in the amount of $728,000 and 15,000 shares were issued to other investors, resulting in cash proceeds of $150,000 less offering expense of $32,684. In connection therewith, the Company issued to the investors warrants for the purchase of 291,200 and 60,000 shares, of the Company's common stock, respectively, at an exercise price of $1.25 per share, in each case, subject to adjustment. These warrants expire on January 5, 2003.

     In addition, on January 5, 2001, the Company issued a warrant to the placement agent to purchase 1,931,040 shares of common stock at an exercise price of $1.25 per share, subject to adjustment. This warrant expires on January 5, 2008.

     Warrant

     On January 11, 2001, the Company issued a warrant to purchase 40,000 shares of common stock at an exercise price of $1.85 per share to a consultant for services rendered. The warrant is valued at $38,964 under the Black-Scholes pricing model. This warrant expires on October 10, 2002.

     Common Stock

     On February 13, 2001, the Company issued 8,400 shares of common stock
     (at a price of $1.0156 per share) to a consultant as a fee for investor relations services rendered during the months of February, March and April 2001. In connection with this issuance the Company recorded a charge to operations of $8,531 during the six months ended June 30, 2001.

     Series A Preferred Stock

     During the six months ended June 30, 2001, 843.71 shares of series A preferred stock were converted into 75,935 shares of common stock. An additional 44,522 shares of common stock were issued in lieu of accrued preferred stock dividends thereon through December 31, 2000.

     Series B Preferred Stock

     During the six months ended June 30, 2001, 400 shares of series B preferred stock were converted into 26,720 shares of common stock. An additional 14,360 shares of common stock were issued in lieu of accrued preferred stock dividends thereon through December 31, 2000.

NOTE 3 - LITIGATION

     Former Law Firm

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

     Customer

     The Company was also a party to litigation involving a customer which was seeking a refund of a $175,000 down payment for work the customer alleged the Company did not perform properly. The Company recorded deferred revenue upon receipt of the $175,000. On February 1, 2001, the Company entered into an agreement settling this litigation. The agreement provided for a settlement payment of $75,000 and the execution of a two year Internet Content Licensing Agreement in which the Company granted licensee a credit ("Licensee Credit") of $140,000 to be applied to the agreed upon monthly fee (which will be based on actual usage), as well as any additional service fees mutually agreed upon by the parties. Once the Licensee Credit has been reduced to a zero balance, the licensee will be obligated to pay a monthly fee in accordance with the payment terms set forth in the agreement. On December 31, 2000, the Company accrued the cash settlement liability and, on February 1, 2001, the Company paid the full cash settlement amount.

     Consultant

     The Company is a party to litigation involving a former website developer for collection of $163,000 in fees allegedly owed by the Company. This action is pending.

     Other than the lawsuits described above, the Company is not a party to any litigation, which it believes, if determined adversely to it, would materially affect its business or operations.

NOTE 4 - STOCK OPTION PLANS

     2000 Stock Option Plan

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

     On March 19, 2001, the Company granted five advisory board members (pursuant to their advisory letters) each an option to purchase up to 80,000 shares (400,000 in aggregate) of the Company's common stock at an exercise price of $0.65 per share. These options are valued at $249,406 using the Black-Scholes pricing model. As of June 30, 2001, the Company has recorded $58,455 in consulting expense for the 93,750 shares vested as of that date. The remaining 306,250 shares vest in equal quarterly installments, with all options vested on March 27, 2003. Accordingly, the Company has recorded the balance of $190,951 as a deferred consulting expense, which will be expensed as the options become vested.

NOTE 5 - MAJOR CUSTOMERS

     During the six months ended June 30, 2001, the Company sold a substantial portion (greater than 10% of sales) of its products to three major customers. Sales to these customers were $211,078 (30%), $150,276 (21%) and $87,500 (12%). The total amount due from these customers included in accounts receivable at June 30, 2001 was $158,362.

     During the six months ended June 30, 2000, the Company sold a substantial portion (greater than 10% of sales) of its products to four major customers. Sales to these customers were $182,724 (19%), $178,750 (19%), $150,276 (16%) and $131,545 (14%). The total amount due from these customers included in accounts receivable at June 30, 2000 was $115,449.

NOTE 6 - SUBSEQUENT EVENTS

     On July 31, 2001, pursuant to an Agreement and Plan of Merger ("Merger Agreement"), NeighborhoodFind.com, LLC ("NHF") was merged with and into the Company. The Company issued in exchange for 100% membership interest of NHF
     (1) 590,259 shares of common stock, (2) 297,262 shares of its newly created series D 7% cumulative, convertible preferred stock with a stated value of $10 per share and a liquidating preference of $20 per share ("Series D Preferred") (3) 2 year warrants to purchase 2,425,034 shares of common stock with an exercise price of $1.25. The Company also agreed to reserve stock options to purchase up to 1,283,576 shares of common stock to be granted to the former officers, managers and employees of NHF as a replacement for similar NHF equity rights. The transaction will be accounted for as a purchase.

     Each share of Series D Preferred is convertible into 8 shares (2,378,096 in aggregate) of common stock, at the option of the holder, subject to certain adjustments and conditions.

     The Series D Preferred will automatically convert into shares of common stock upon the occurrence of certain defined events. Holders of the Series D Preferred are entitled to an annual cumulative dividend equal to 7% of the then applicable liquidation preference as defined. In the event the Company issues any shares of common stock, preferred stock, stock options, warrants or other convertible securities at a price of less than $1.25 per share, the conversion price will be automatically adjusted to such lower price.

     The Company also agreed to issue additional shares of common stock and Series D Preferred to the former holders of membership interests in NHF (the "Members") if, as of July 31, 2003, the current market value of the common stock is not equal to or greater than $.75 per share, calculated to be the product of the difference between $.75 and the current market value of the common stock as of such date and the number of shares of common stock or Series D Preferred stock, as applicable, issuable to the Members, but in no event, in the aggregate, more than 500,000 shares of common stock and 500,000 shares of Series D Preferred.

     The consideration for the merger was based upon negotiations among the parties. The Company is in the process of determining the fair value of the equity issued and the assets and liabilities acquired. The transactions contemplated by the Merger Agreement are anticipated to result in the Members owning approximately 22% of the fully diluted share capital of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW OF OPERATIONS

      MonsterDaata derives revenue from licensing its property, school and demographic information to clients. We repackage the look and feel of our warehoused data and supply it to our clients using proprietary web-enabling applications, distribution technology and programming tools. Our proprietary applications and technology allow us to integrate data from many different sources and formats, reformat this data in a highly customizable manner and track the usage of such data, helping our clients to better target, capture and retain customers. Product delivery can take many different forms including legacy multiple listing service system deliveries, bulk content deliveries, mapping product hosting, channel product hosting and co-branded site hosting. Our revenue streams consist of long-term database contracts, licensing fees and sale of on-line reports (e-commerce revenue) and revenues are recognized as follows:

Long-Term Data Base and Maintenance Contracts

      We utilize long-term and maintenance contracts in the sale of certain database contracts. Typical contracts extend from one to five years and require the delivery of the database and subsequent database maintenance. Revenue on these contracts is recognized as follows:

      Upon delivery of the original database, we recognize revenue based upon the estimated fair value of services performed to deliver the initial database. Historically, the portion of revenue recognized upon delivery of the database approximated ten percent (10%) of the total contract value.

      Upon the delivery of the initial database, we will make monthly content updates to the database. The estimated fair value of these updates is fairly consistent over the remaining life of the contract. Therefore, we recognize revenues on a straight-line basis over the remaining contract period. When a contract is completed, a customer may continue receiving monthly updates. In these instances, we recognize revenue when the services are performed.

Licensing Fees

      We recognize licensing fees on a straight-line basis over the term of the respective agreements, which range from one (1) to three (3) years.

E-Commerce

      We recognize revenue from sales of real estate related reports on our website which are recorded at the point of sale.

     During the second quarter of 2001 new products were released that utilized our new technology platform. New products released included "MapTracker", an interactive mapping product and "Channel Reports", a pre-formatted series of popular data sets that can be readily customized and distributed. Both new products resulted in second quarter sales totaling approximately $62,000.

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

      Our current digital content includes text, visual, geographic and interactive programming tools, including more than 3.5 billion records of information pertaining to 61,000 communities composed of more than 220,000 distinct geographically bounded areas in the United States. Our data includes neighborhood, crime, demographic, lifestyle, risk hazard and school information. We have very specific information geo-coded down to the census block/neighborhood level. This information is valuable to people establishing new businesses, moving into new neighborhoods and/or setting a valuation for property that is being sold. We distribute our data through licensing, syndication and co-branding to a broad network of affiliates including Internet portals, consumer and professional transaction and destination websites, and classified advertising networks.

RECENT GROWTH

      Our second quarter landmark was the release of two new products that utilize our database technology platform. 95% of our revenues received in the second quarter are recurring monthly revenues. Our contract terms range from one to three years. During the month of April 2001, one new contract was signed. In May 2001, eight new contracts were signed, while six were signed in June 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

      Our total revenues for the six months ended June 30, 2001 were $704,880 compared to $947,086 for the six months ended June 30, 2000. Total revenues for the three months ended June 30, 2001 were $371,684 compared to $554,700 for the three months ended June 30, 2000. These decreases in revenue of 25.6% and 33%, respectively, were largely attributable to the loss of long-term database and maintenance contracts, lost licensing fee revenues and lost co-branding set up fees, which totaled approximately $353,000. New licensing fees generated from our new products, MapTracker and Channel Reports, which totaled approximately $62,000 partially offset these lost revenues. Our revenues for the six months ended June 30, 2001 consisted of long-term database and maintenance contracts $432,154 (61.3%), licensing fees $235,974 (33.5%), and e-commerce and other revenues $36,751 (5.2%). Our revenues for the three months ended June 30, 2001 consisted of long term database and maintenance contracts $224,640 (60.5%), licensing fees $140,438 (37.9%), and e-commerce and other revenues $5,989 (1.6%).

      Our cost of sales decreased 11% from $230,079 for the six months ended June 30, 2000 to $204,074 for the six months ended June 30, 2001. This decrease was attributed primarily to the decrease in the amount of work performed and the content purchased for the long-term database and maintenance contracts. Our cost of sales decreased 9% from $110,552 for the three months ended June 30, 2000 to $100,110 for the three months ended June 30, 2001. These reductions in the cost of sales were attributable to a license fee for code software being charged to product development and a reduction in data purchases relating to our long-term database and maintenance contracts. Our gross profit margin declined from 76% for the six months ended June 30, 2000 to 71% for the six months ended June 30, 2001, and from 80% for the three months ended June 30, 2000 to 73% for the three months ended June 30, 2001.

      Total operating expenses decreased from $2,903,832 for the six months ended June 30, 2000 to $2,858,126 for the six months ended June 30, 2001. Total operating expenses decreased from $1,396,524 for the three months ended June 30, 2000 to $1,310,193 for the three months ended June 30, 2001. This decrease in operating expense of 1% and 6%, respectively, is comprised of a reduction in website and database content development and maintenance costs of $189,182 for the six months ended June 30, 2001, $482,343 for the three months ended June 30, 2001 and increased selling, general, and administrative expense of $143,475 for the six months ended June 30, 2001, $395,912 for the three months ended June 30, 2001. The decrease in website and database content development and maintenance costs for the six month period and the three month period ended June 30, 2001 was attributable to the termination of our outside website developer which resulted in a savings of $81,400. We incurred additional consulting expenses relating to a needs assessment analysis and the design of NeighborhoodPlace.com during the six months ended June 30, 2000 costing $260,000 offset by approximately $150,000 in salary expense, which also contributed to the decrease. The selling, general and administrative expenses increase for the six month period and the three month period ended June 30, 2001 was primarily attributable to a reduction in legal fees of approximately $171,000 and an increase in depreciation expense of approximately $340,000.

      With the launch of our new website, which offers new products and technology for distribution to current and potential customers, we believe future near term expenses will be lower and future revenues from new accounts will increase. Each month from January through June of 2001 has shown lower overall operating expenses. Our new Channel Report and MapTracker products represent a primarily fixed cost product. Channel Reports are designed to be resold without significant additional costs. Monsterdaata's content and infrastructure costs are largely fixed. Accordingly, as revenues grow, profit margins should increase. However, there can be no assurance that sales will grow or that profit margins will increase.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2001, our cash balance was $1,181,992 and our working capital (excluding deferred revenue of $470,867) was $679,885. Our net cash used in operating activities increased from $1,397,658 for the six months ended June 30, 2000 to $2,000,881 for the six months ended June 30, 2001. This increase was attributable to a change in accounts payable of approximately $1,000,000 offset primarily by the reduction in operating expenses of approximately $380,000 (net of depreciation expense relating to computer hardware and software). Total cash flows from financing activities increased from $865,745 for the six months ended June 30, 2000 to $1,411,639 for the six months ended June 30, 2001. This increase was attributable to the collection of $1,600,000 from a stockholder relating to a December 7, 2000 subscription agreement offset by various payments of notes payable and payment of capital lease obligations.

      Our working capital requirements depend upon numerous factors including levels of resources that we devote to the further development of our website and marketing capabilities, technological advances, status of competitors and our ability to establish collaborative arrangements with other strategic alliances. We currently anticipate that our existing cash and cash equivalents and any cash generated from operations including receipts from new monthly subscription and licensing sales of $525,000 and reductions in cash expenses of $15,000 resulting from staff and other expense reductions on a monthly basis, will be sufficient to fund our operating activities, capital expenditures and other obligations through at least December 31, 2001. However, if receipts from new business are less than expected, we will need to implement cost cutting measures. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional funding, if needed, might not be available on terms acceptable to us, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and preferred stock.

      As referenced in Note 6 of the condensed financial statements, on July 31, 2001, we acquired NeighborhoodFind.com LLC ("NHF"). NHF provides a website that serves as a community resource, neighborhood communications tool and relocation solution. With approximately 19,000 cities online, the site includes thousands of U.S. neighborhoods and serves as a one-stop resource for community information. The site offers neighborhood details, photographs and communication tools. NHF reported revenues of approximately $1,200,000 and an operating loss of approximately $1,400,000 for the six months ended June 30, 2001 (unaudited). Management believes an increase in revenues from subscription renewals in the fourth quarter and cost reductions, as planned, will result in positive cash flows from operations for NHF beginning in January 2002. Management believes that NHF customers will renew their subscription agreements, in part because of enhancements to these subscription products leveraging our database. The forecasted level of NHF subscription renewals may not occur.

      In addition, pursuant to the Merger Agreement, we agreed to assume an aggregate of $1,180,000 in principal payments as the successor by merger to NHF, under a loan agreement, dated as of June 13, 2000, as amended (the "Loan Agreement"), between NHF and Commerce Capital, L.P., a Tennessee limited partnership ("Commerce Capital"). In connection with the merger, the Loan Agreement was amended to reduce the then current interest rate under the Commerce Capital Notes from 13% per annum to 8% per annum. The $800,000 and $380,000 notes are payable in full on June 1, 2005 and January 1, 2006, respectively.

      Our ability to generate sufficient cash resources is dependent upon the success of our revenue model and our ability to generate revenues, profits and positive cash flows from it in order to survive. Our net losses, net cash flows used to fund operations and recent launch of a new database technology platform, as well as uncertain conditions that we face relative to the implementation of our new products, create substantial doubt as to our ability to continue as a going concern. For more information, see Note 1 of our Condensed Notes to Condensed Financial Statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We have recently settled most of our material legal proceedings. In November 2000, we settled litigation with a former consultant, which had sued us in New York Supreme Court to collect $390,000 allegedly owed by us. This action was settled for a total of $240,000, which included our legal fees and other related costs and the return to us of the remaining 0.8% stock interest in Taconic. In February 2001, we settled a litigation involving a former customer that was seeking a refund of a $175,000 down payment for work the customer alleged we did not perform properly. This matter was settled for a payment of $75,000 and a two-year license agreement pursuant to which we granted a $140,000 credit to be applied to monthly fees under the license agreement. In March 2001, we also settled litigation with our former law firm over disputed legal fees with a payment to the law firm of $680,000.

      We are still a party to litigation involving a former website developer for collection of $163,000 in fees allegedly owed by us. This action is pending. Other than this lawsuit, we do not believe that we are a party to any litigation that, if determined adversely to us, would materially affect our business or operations.

ITEM 2.  CHANGES IN SECURITIES, AND USE OF PROCEEDS

      During the six months ended June 30, 2001, 843.71 shares of series A preferred stock were converted into 75,935 shares of common stock. In addition, 44,522 shares of common stock were issued in lieu of accrued preferred stock dividends thereon through December 31, 2000.

      During the six months ended June 30, 2001, 400 shares of series B preferred stock were converted into 26,720 shares of common stock. In addition, 14,360 shares of common stock were issued in lieu of accrued preferred stock dividends thereon through December 31, 2000.

      On July 31, 2001, pursuant to an Agreement and Plan of Merger, NHF was merged with and into us. We issued in exchange for 100% of the membership interests in NHF, (1) 590,259 shares of our common stock, (2) 297,262 shares of newly created series D convertible preferred stock and (3) two-year warrants to purchase 2,425,034 shares of common stock to the former members of NHF. See "Note 6 Subsequent events" above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

This Report on Form 10-QSB contains, in addition to historical information, forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or comparable terminology. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements or to reflect the occurrence of unanticipated events. Factors that may cause our actual results to differ from our expectations include those discussed herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MONSTERDAATA, INC.
                                             (Registrant)


Date: August 14, 2001                     /s/ Samuel B. Petteway, Jr
                                          --------------------------
                                          Samuel B. Petteway, Jr.
                                          President and Chief Executive
                                          Officer