Form 10QSB
period 2001-09-30
MONSTERDAATA COM INC
filed 2001-11-16
CIK 783454

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       or

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of November 14, 2001, 3,879,661 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference:  None

          Transitional Small Business Disclosure Format: |_| Yes |X| No

                               MONSTERDAATA, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

             CONDENSED CONSOLIDATED BALANCE SHEET --
               As of September 30, 2001 (Unaudited) ......................Page 1
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               -- For the Three and Nine months Ended September 30, 2001
               and September 30, 2000 ....................................Page 3
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
               -- For the Nine months Ended September 30, 2001 and
               September 30, 2000 ........................................Page 4
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL
               STATEMENTS ................................................Page 6

      Item 2.  Management's Discussion and Analysis of
               Results of Operations and Financial Condition ............Page 14

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings ........................................Page 18
      Item 2.  Changes in Securities and Use of Proceeds ................Page 18
      Item 3.  Defaults Upon Senior Securities ..........................Page 18
      Item 4.  Submission of Matters to a Vote of Security Holders ......Page 18
      Item 5.  Other Information ........................................Page 18
      Item 6.  Exhibits and Reports on Form 8-K .........................Page 19

      Signatures ........................................................Page 19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               MONSTERDAATA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

ASSETS

                                                              September 30, 2001

                                                              -----------------
CURRENT ASSETS

  Cash and cash equivalents                                    $       674,433
  Accounts receivable, net                                             140,919
  Prepaid expenses and other current assets                            219,380
                                                              -----------------

Total Current Assets                                                 1,034,732
                                                              -----------------

PROPERTY AND EQUIPMENT, NET                                            764,769
                                                              -----------------

OTHER ASSETS
  Intangible assets, net                                             2,668,833
  Goodwill                                                             337,684
  Deposits                                                             336,472
                                                              -----------------

Total Other Assets                                                   3,342,989
                                                              -----------------

TOTAL ASSETS                                                   $     5,142,490
                                                              =================


            See accompanying notes to condensed financial statements

                               MONSTERDAATA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

CURRENT LIABILITIES

  Accounts payable and accrued expenses                       $     882,574
  Deferred revenue                                                  920,649
  Current maturities of capital lease obligation                    434,425
  Dividends payable                                                 657,754
                                                              ---------------

Total Current Liabilities                                         2,895,402

OTHER LIABILITIES

  Capital lease obligations, less current maturities                623,793
  Notes payable                                                     940,068
                                                              ---------------

Total Other Liabilities                                           1,563,861
                                                              ---------------

TOTAL LIABILITIES                                                 4,459,263
                                                              ---------------

STOCKHOLDERS' EQUITY
  Series A Preferred stock - $1,000 stated value; 10,000,000 shares authorized 310.01 issued and outstanding (liquidating
     preference $1,000 per share)                                   310,010
  Series B Preferred stock - $1,000 stated value; 10,000,000 shares authorized 0 issued and outstanding (liquidating
     preference $1,000 per share)                                        --
  Series C Preferred stock - $10 stated value; 10,000,000
     shares authorized 1,072,800 issued and outstanding
     (liquidating preference $20 per share)                     10,728,000
  Series D Preferred stock - $10 stated value; 360,000
     shares authorized 297,262 issued and outstanding
     (liquidating preference $20 per share)                       2,972,620
  Common Stock- $0.01 par value; 100,000,000 shares
     authorized; 3,879,661 issued and outstanding                    38,797

  Additional paid in capital                                      3,650,907
  Deferred consulting expense                                      (163,672)
  Notes receivable stockholder                                     (111,354)
  Accumulated deficit                                           (16,742,081)
                                                              ---------------

TOTAL STOCKHOLDERS' EQUITY                                          683,227
                                                              ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   5,142,490
                                                              ===============


            See accompanying notes to condensed financial statements


                                MONSTERDAATA, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               For the Three        For the Three       For the Nine        For the Nine
                                               months ended         months ended        months ended        months ended
                                               September 30,        September 30,       September 30,       September 30,
                                                   2001                 2000                2001                2000
                                               --------------------------------------------------------------------------
SALES                                           $      821,073      $      384,634    $    1,525,952  $     1,331,720

COST OF SALES                                          112,321             178,669           316,395          408,749
                                               --------------------------------------------------------------------------

GROSS PROFIT                                           708,752             205,965         1,209,557          922,971
                                               --------------------------------------------------------------------------
OPERATING EXPENSES
   Website and database content
     development and maintenance                       475,180             519,600         1,791,107        1,872,243
     Selling, general and administrative
       expenses                                      1,431,242             882,684         2,973,440        2,433,873
Impairment of Asset                                                        261,103                            261,103
                                               --------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                             1,906,422           1,663,387         4,764,547        4,567,219
                                               --------------------------------------------------------------------------

OPERATING LOSS                                      (1,197,670)         (1,457,422)       (3,554,990)      (3,644,248)

INTEREST EXPENSE, net                                  (69,429)           (365,857)          (71,884)        (457,126)
                                               --------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                            (1,267,099)         (1,823,279)       (3,626,874)      (4,101,374)

INCOME TAXES                                                --                  --             3,576               --
                                               --------------------------------------------------------------------------

NET LOSS                                            (1,267,099)         (1,823,279)       (3,630,450)       4,101,374)
                                               --------------------------------------------------------------------------

Dividends on Preferred Stock                          (225,905)                 --          (651,398)              --
                                               --------------------------------------------------------------------------

Loss Attributable to Common Stockholders         $  (1,493,004)     $   (1,823,279)   $   (4,281,848)   $  (4,101,374)
                                               ==========================================================================


Weighted Average Number of Shares Outstanding

                                                     3,680,485           3,053,202         3,340,467        2,168,847
                                               --------------------------------------------------------------------------

Net Loss Per Share, Basic and Diluted                    (0.41)             $(0.60)           $(1.28)          $(1.89)
                                               ==========================================================================



       See accompanying notes to condensed financial statements


                              MONSTERDAATA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For the Nine            For the Nine
                                                                                 months ended            months ended
                                                                              September 30, 2001      September 30, 2000
                                                                           -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                                  $          (3,630,450)   $          (4,101,374)
                                                                            ---------------------    ---------------------
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                       757,663                  214,710
      Stock based compensation                                                            133,229                   92,150
      Accrued interest                                                                     (9,516)                  (4,383)
      Amortization of deferred debt discount                                               10,524                  209,000
      Asset impairment                                                                                             261,103
      Loss on disposal of fixed asset                                                                               31,702


Changes in operating assets and liabilities:
      Deposits                                                                             (1,159)                  (4,900)
      Accounts receivable                                                                 (14,555)                    (170)
      Prepaid expenses and other current assets                                           275,050                 (636,811)
      Accounts payable and accrued expenses                                              (290,603)                 516,740
      Deferred revenue                                                                   (209,495)                 (49,345)
                                                                            ---------------------    ---------------------

TOTAL ADJUSTMENTS                                                                         651,138                  629,796
                                                                            ---------------------    ---------------------

NET CASH USED IN OPERATING ACTIVITIES                                                  (2,979,312)              (3,471,578)
                                                                            ---------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                                                        (4,043)                (195,473)
Cash acquired in acquisition of NHF, net of acquisition costs of $53,948                  471,922                       --
                                                                            ---------------------    ---------------------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                                       467,879                 (195,473)
                                                                            ---------------------    ---------------------



                              MONSTERDAATA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For the Nine            For the Nine
                                                                                 months ended            months ended
                                                                              September 30, 2001      September 30, 2000
                                                                              ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net proceeds from issuance of Series C preferred stock                  $         117,316
      Payments of offering costs                                                        (13,477)
      Repayments of notes payable, stockholder                                         (229,000)
      Payments received on subscription receivable, stockholder                       1,600,000
      Principal repayments of capital lease obligations                                 (63,750)        $       (190,062)
      Net proceeds from issuance of bridge notes                                                               3,179,792
      Net proceed from notes payable Stockholder                                                                 707,000
      Increase in private placement costs                                                                       (147,843)
      Net proceeds from issuance of Series B preferred stock                                                     425,000
      Proceeds from exercise of options                                                                            5,000
      Proceeds from exercise of warrants                                                     --                   75,000
                                                                              ------------------      ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             1,411,089                4,053,887
                                                                              ------------------      ------------------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                (1,100,344)                 386,836
                                                                              ------------------      ------------------

CASH AND CASH EQUIVALENTS- Beginning                                                  1,774,777                  619,546
                                                                              ------------------      ------------------

CASH AND CASH EQUIVALENTS- Ending                                                      $674,433               $1,006,382
                                                                              ==================      ==================

Cash paid during the periods for:

  Interest                                                                             $104,830                  $39,058

NONCASH INVESTING AND FINANCING ACTIVITIES:

   Equity securities issued in connection with the acquisition of
     NHF (Note 6)                                                                    $1,445,000
   Conversion of Notes Payable to Series C cumulative convertible
     preferred stock                                                                    728,000
   Note payable stockholder paid from escrow                                            451,000
   Conversion of Series A cumulative convertible preferred stock
    into common stock                                                                  (951,750)                 $24,440
   Conversion of Series B cumulative convertible preferred stock
    into common stock                                                                  (425,000)
   Conversion of accounts payable to note payable stockholder                                                    570,421
   Purchase equipment through capital leases                                                                   1,349,465


           See accompanying notes to condensed financial statements

                               MONSTERDAATA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

     In April 1999, the Company acquired 99.2% of the outstanding common stock of Taconic Data Corp. ("Taconic"), a provider of database development and management services to the real estate industry. Taconic was incorporated in New York in 1992. In connection with this acquisition, Taconic became a majority-owned subsidiary of the Company and Taconic directors and officers replaced all of the Company's directors and officers. The stockholders of Taconic were issued 6,000,000 shares of the Company's common stock ("Common Stock"), in exchange for their shares, representing approximately 85% of the Company's total outstanding Common Stock after giving effect to the acquisition (and the exercise of certain warrants). Accordingly, a change in control of the Company occurred in connection with the acquisition, and the acquisition was deemed a "reverse acquisition" for accounting purposes. The reverse acquisition was accounted for as a recapitalization and the stockholders' deficiency was retroactively restated to January 1, 1998. The Company's financial statements are those of Taconic prior to April 2, 1999.

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

          ------------------------------------------------

     Going Concern Uncertainty

     The Company incurred a net loss of $3,630,450 for the nine months ended September 30, 2001 and net cash flows used to fund operations were $2,979,312. Management of the Company is implementing a plan to increase revenues through the expansion of product lines and acquiring entities in similar industries. As part of management's plan, the Company launched a new website in January 2001, which offers new products and new technology for product distribution to current and potential customers. Under this plan, management is seeking to increase revenues, generate profits and generate positive cash flows from operations. On July 31, 2001, the Company acquired NeighborhoodFind.com, LLC ("NHF") (See Note 6). NHF provides a website that serves as a community resource, neighborhood communications tool and relocation solution. During this period the Company implemented overhead cost cutting measures, which included a reduction in workforce of approximately 40%.

     In addition, on November 1, 2001, the Board of Directors approved the authorization of a new class of preferred stock. No such shares have been issued or are outstanding at this time.

     Management believes that the implementation of the new product lines, the NHF acquisition, the overhead cost reductions, and the private placement will enable it to fund operations through September 2002. However, there can be no assurance that the Company will be successful in its attempts to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

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

     Derivative Instruments and Hedging Activities
     During the period ended September 30, 2001, the Company adopted SFAS No.
     133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (commonly referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in its Balance Sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS 133 did not have any material impact on the financial statements of the Company.

     Consolidation Policy
     The consolidated financial statements include the accounts of MonsterDaata and its wholly-owned subsidiary NHF. All significant intercompany transactions and balances have been eliminated in consolidation and combination.

         ------------------------------------------------

     Revenue Recognition

     NHF generates revenue from its website by selling subscriptions to its customers. The Company recognizes subscription revenue on a straight-line basis over the term of the respective agreements, which is typically one
     (1) year.

     Advertising Barter Transactions Advertising barter transactions are recognized during the period in which the advertisements are displayed on the Company's website. The Company accounts for barter transactions in accordance with Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions". Based on the stated value of the advertising received, barter revenues would have been valued at $84,619 and $-0- for the nine months ended September 30, 2001 and 2000, respectively. However, in accordance with EITF 99-17, barter transactions have been valued at zero because no similar cash transactions with respect to advertising surrendered have occurred within six months prior to the date of the barter transaction

     Business Combinations, Goodwill and Other Intangible Assets
     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations"("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires purchase accounting to be applied to business combinations initiated after June 30, 2001. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. Implementation of SFAS 141 and 142 will not have a significant impact on the Company's historical financial statements. However, the merger with NeighborhoodFind.com LLC (See Note 6) has been acounted for in accordance with SFAS 141 and 142. Accordingly, the goodwill arising from the transaction is not being amortized but will be evaluated for impairment on a periodic basis.

     Reclassifications
     Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements. These reclassifications have no effect on previously reported operations.

     Basis of Presentation
     Our accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The financial statements should be read in conjunction with the notes to the condensed financial statements and in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2000. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2000 financial statements.

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

     Series A Preferred Stock
     During the nine months ended September 30, 2001, 951.75 shares of Series A preferred stock were converted into 85,658 shares of Common Stock. An additional 50,855 shares of Common Stock were issued in lieu of accrued preferred stock dividends thereon through December 31, 2000.

     Series B Preferred Stock
     During the nine months ended September 30, 2001, 425 shares of Series B preferred stock were converted into 28,390 shares of Common Stock. An additional 15,257 shares of Common Stock were issued in lieu of accrued preferred stock dividends thereon through December 31, 2000.

     Common Stock
     On February 13, 2001, the Company issued 8,400 shares of Common Stock ($1.0156 per share) to a consultant as a fee for investor relations services rendered during the months of February, March and April 2001. In connection with this issuance the Company recorded a charge to operations of $8,531 during the six months ended June 30, 2001.

     On July 31, 2001, pursuant to the Merger Agreement, the Company issued 590,259 shares of Common Stock in exchange for 100% of the membership interest of NHF (see Note 6).

     Warrant
     On January 11, 2001, the Company issued a warrant to purchase 40,000 shares of Common Stock at an exercise price of $1.85 per share to a consultant for services rendered. The warrant is valued at approximately $40,000, which is the estimated fair value of the consulting services obtained. This warrant expires on October 10, 2002.

     On July 31, 2001, pursuant to the Merger Agreement, NHF was merged with and into the Company. The Company issued in exchange for 100% of the membership interest of NHF two-year warrants to purchase 2,425,034 shares of Common Stock with an exercise price of $1.25 (see Note 6).

NOTE 3 - LITIGATION

     Consultant
     The Company is a party to litigation involving a former website developer for collection of $163,000 in fees allegedly owed by the Company. The Company is unable to determine the outcome of this action and accordingly no liability has been recorded at September 30, 2001.

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

     On February 13, 2001, the Company granted the former President and CEO (pursuant to his employment agreement) an option (which will expire 90 days after termination if not exercised) to purchase up to 883,600 shares of the Company's Common Stock at an exercise price of $1.25 per share. On September 7, 2001, the Company granted the former President and CEO (pursuant to his September 7, 2001 separation agreement and as compensation for continuing to serve as a member of the Board of Directors of the Company for a period of two years commencing on the date of termination) an option to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $0.21 per share.

     On March 19, 2001, the Company granted five advisory board members (pursuant to their advisory letters) each an option to purchase up to 80,000 shares (400,000 in aggregate) of the Company's Common Stock at an exercise price of $0.65 per share. These options are valued at $249,406 using the Black-Scholes pricing model. As of September 30, 2001, the Company has recorded $85,734 in consulting expense for the 137,500 shares vested as of that date. The remaining 262,500 shares vest in equal quarterly installments, with all options vested on March 27, 2003. Accordingly, the Company has recorded the balance of $163,673 as a deferred consulting expense, which will be expensed as the options become vested.

     2001 Stock Option Plan
     On July 31, 2001 the Company adopted a stock option plan (the "2001 Plan"). The 2001 Plan provides that options may be granted to the former employees, officers, and managers of NHF to purchase shares of Common Stock. All incentive stock options granted under the 2001 Plan will have an exercise price of not less than the fair market value of the underlying Common Stock at the time of grant, and all non-incentive stock options granted under the 2001 Plan shall be at any price determined by the Board of Directors (or any duly appointed committee thereof) but shall not be less than par value per share. The total number of shares of Common Stock for which options may be granted under the 2001 Plan is 1,283,576. No stock option may be granted under the 2001 Plan after July 31, 2011.

NOTE 5 - MAJOR CUSTOMERS

     During the nine months ended September 30, 2001, the Company sold a substantial portion (greater than 10% of sales) of its products to two major customers. Sales to these customers were $315,901 (21%) and $225,414 (15%). There were no amounts due from these customers included in accounts receivable at September 30, 2001.

     During the nine months ended September 30, 2000, the Company sold a substantial portion (greater than 10% of sales) of its products to four major customers. Sales to these customers were $274,086 (20.6%), $225,414 (16.9%), $224,545 (16.9%) and $203,750 (15.3%). The total amount due from these customers included in accounts receivable at September 30, 2000 was $226,011.

NOTE 6 - MERGER

     On July 31, 2001, pursuant to the Merger Agreement, NHF was merged with and into the Company (the "Merger"), in return for which the Company issued to the former holders of membership interests in NHF, in the aggregate, (1) 590,259 shares of Common Stock, par value $.01 per share, of the Company (the "Common Stock), (2) 297,262 shares of Series D Convertible Preferred Stock, par value $.01 per share, of the Company (the "Series D Preferred Stock"), initially convertible into 2,378,096 shares of Common Stock, and
     (3) two-year warrants to purchase 2,701,885 shares of Common Stock (the "Warrants") with an exercise price of $1.25 per share. The Company also agreed to issue additional shares of Common Stock and Series D Preferred Stock to the former holders of membership interests in NHF if, as of July 31, 2003, the current market value of the Common Stock is not equal to or greater than $0.75 per share, but in no event, in the aggregate, more than 500,000 shares of Common Stock and 62,500 shares of Series D Preferred Stock. Of the securities issued to the former holders of membership interests in NHF, certificates evidencing 88,538 shares of Common Stock and 44,589 shares of Series D Preferred Stock were deposited into an escrow account for not less than one year in order to provide a fund for the partial satisfaction of any indemnification obligations of NHF or the former holders of its membership interests as a result of breaches of their respective representations and warranties in the Merger Agreement.

     The Merger was accounted for as a purchase. A summary of the allocation of the aggregate consideration for the Merger to the fair value of the assets acquired and liabilities assumed is as follows:


                                                                                                          Fair Value
                                                                                        Fair Value Per   (rounded to
                                                                             Shares         Share           $000)
                                                                        -----------------------------------------------
       Common Stock (a)                                                       590,259       $ 0.12400     $   73,000
       Contingent Common Stock (b)                                            500,000         0.12400         62,000
       Series D Preferred Stock (a)                                           297,262         4.02500      1,196,000
       Contingent Series D Preferred Stock (b)                                 62,500         0.99200         62,000
       Warrants (a)                                                         2,701,885         0.00002             --
       Options reserved for NHF employees (c)                               1,283,576         0.04086         52,000
       Acquisition Costs                                                                                      53,948
                                                                                                           ---------

       Total Purchase Price                                                                               $1,498,948
                                                                                                          ==========

       Fair value of net assets acquired

       Current assets                                                                        $530,239
       Property and equipment                                                                 120,707
       Other assets                                                                             9,625
       Other Identifiable Intangibles (d)                                                   2,860,000

       Liabilities assumed

                Note payable                                                                 (921,833)
                Deferred revenue                                                             (815,425)
                Other liabilities                                                            (622,049)
                                                                                            ----------

       Fair value of identifiable net assets acquired                                                      1,161,264

       Goodwill                                                                                              337,684
                                                                                                           ---------

                                                                                                           1,498,948
                                                                                                           =========

          (a) based upon independent valuation by Charter Capital Advisors, Inc.
          (b) the contingent Stock Issuances have been recorded at their fair value of at the date of acquisition multiplied by the maximum number of shares that could be issued pursuant to the contingency
          (c)  Calculated using Black Scholes option-pricing model
          (d) Indentifiable intangible assets include: Customer list, database content, web site, and domain name (Note 8)

     The results of operations of NHF have been included in the Company's condensed consolidated Statements of Operations commencing July 31, 2001. The pro forma unaudited condensed results of operations data for the nine and three months ended September 30, 2001 and 2000, as if the purchases had occurred at the beginning of each of the respective periods are as follows:



                                           For the three months ended           For the nine months ended
                                                  September 30,                        September 30,
                                         --------------------------------------------------------------------
                                               2001             2000               2001              2000
                                         --------------------------------------------------------------------
     SALES                                   1,016,702          811,395          2,698,547        1,800,732
     COST OF SALES                             112,321          178,670            316,395          408,749
                                         --------------      -----------        -----------      ------------
     GROSS PROFIT                              904,381          632,725          2,382,152        1,391,983
     OPERATING EXPENSES                      2,572,118        3,996,909          8,507,701        8,135,128
                                         --------------      -----------        -----------      ------------
     NET LOSS                               (1,667,737)      (3,364,184)        (6,125,549)      (6,743,145)
     Dividends on Preferred Stock             (277,926)              --           (807,460)              --
                                         --------------      -----------        -----------      ------------
     Loss Attributable to Common
     Stockholders                           (1,945,663)      (3,364,184)        (6,933,009)      (6,743,145)
                                         ==============      ===========        ===========      ============
     Weighted Average Number of Shares
     Outstanding                             3,877,238        3,643,461          3,799,557        2,759,106
                                         ==============      ===========        ===========      ============
     Net Loss Per Share, Basic and
     Diluted                                    $(0.50)          $(0.92)           $(1.82)          $(2.44)
                                         ==============      ===========        ===========      ============


     This Pro forma information does not purport to be indicative of what would have occurred had the acquisition been complete as of January 1, 2001 and 2000 or results which may occur in the future.

NOTE 7 - NOTE PAYABLE

     Pursuant to the Merger Agreement, the Company agreed to assume a note payable with a face amount of $1,180,000 as the successor by merger to NHF, under a Loan Agreement, dated as of September 13, 2000, as amended (the "Loan Agreement"), between NHF and Commerce Capital, L.P. ("Commerce Capital"). Commerce Capital was also a member of NHF. In connection with the Merger, the Loan Agreement was amended to reduce the stated interest rate from 13% to 8% per annum. The note is payable interest only, on a monthly basis, until the entire principal is due as follows: $800,000 is due September 1, 2005 and $380,000 is due January 1, 2006.

     As part of the Merger, the Company has recorded the note at its fair value as of the date of acquisition, which approximated $922,000. Such fair value has been determined by utilizing an interest rate appropriate to the credit standing of the Company of 15%. Accordingly, a discount has been recorded as deferred debt discount and is being amortized over the remaining life of the note.

NOTE 8 - INTANGIBLE ASSETS

     Intangible assets at September 30, 2001 consist of the following:


                                                                                  Estimated
                                             Amount              Method          Useful Lives
                                           ----------------------------------------------------
     Customer list                           $2,800,000      The greater of income      5 years
                                                             forecast method or
                                                             or straight line
     Domain name                                 10,000      Straight Line              5 years
     Website and Database content                50,000      Straight Line              2 years
                                            -----------
                                              2,860,000

          Less:  accumulated amortization      (191,167)
                                            -----------

     Intangible Assets, Net                  $2,668,833
                                            ===========

     Amortization expense for the nine months ended September 30, 2001 was $191,167.


NOTE 9 - SUBSEQUENT EVENT

     On November 1, 2001, the Company's Board of Directors authorized the creation of a new class of preferred stock. No shares of this new class have been issued as of the date of this filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW OF OPERATIONS

      Mr. James Gayhart replaced Samuel Petteway as acting chief operating officer of the Company on September 10, 2001. Mr. Gayhart currently has a consulting agreement with the Company. An employment agreement with Mr. Gayhart is being negotiated. Mr. Gayhart has indicated to the Company his intention to sign this employment agreement upon completion of a financing transaction.

      MonsterDaata, Inc. (the "Company") derives revenue from licensing its property, school and demographic information to clients. The Company repackages the look and feel of its warehoused data and supplies it to its clients using proprietary web-enabling applications, distribution technology and programming tools. The Company's proprietary applications and technology allow it to integrate data from many different sources and formats, reformat this data in a highly customizable manner and track the usage of such data, helping its clients to better target, capture and retain customers. Product delivery can take many different forms including long-term database and maintenance contracts, bulk content deliveries, mapping product hosting, channel product hosting and co-branded site hosting.

      During the nine months ended September 30, 2001, two new products were released that utilized the Company's new technology platform. New products released included "MapTracker," an interactive mapping product and "Channel Reports," a pre-formatted series of popular data sets that can be readily customized and distributed. Both new products resulted in third quarter sales.

      The Company's customers and network affiliates seek content that will make their websites more useful and attractive without the high fixed expense of developing and maintaining their own information infrastructure. By providing very specific property, school and demographic information, flexibly packaged and kept current with our regular updates, and with the capability to deliver data in a variety of ways on the Internet or to handheld computer devices and cellular phones, the Company believes that more businesses will desire its data services. The Company's customizable, proprietary, high-speed content delivery system enables its distribution partners to offer interactive and localized content, facilitating e-commerce, lead generation and advertising sales. To date, the Company's focus has been to aggregate, transform and customize information relating to real estate transactions.

      The Company's current digital content includes text, visual, geographical and interactive programming tools, including more than 3.5 billion records of information pertaining to 61,000 communities composed of more than 220,000 distinct geographically bounded areas in the United States. The Company's data includes neighborhood, crime, demographic, lifestyle, risk hazard and school information. The Company has very specific information geo-coded down to the census block/neighborhood level. This information is valuable to people establishing new businesses, moving into new neighborhoods and/or setting a valuation for property that is being sold. The Company distributes its data through licensing, syndication and co-branding to a broad network of affiliates including Internet portals, consumer and professional transaction and destination websites, and classified advertising networks.

RECENT GROWTH

      During the nine months ended September 30, 2001, the Company released two new products that utilize its database technology platform. The majority of the Company's revenues earned during in the nine months ended September 30, 2001 are attributable to licensing agreements. The terms of these agreements range from one to three years.

      The Company's business is currently focused on the real estate sector, where its ability to aggregate, transform and customize information relating to real estate transactions allows the Company to serve the needs of both real estate professionals and consumers. The Company's current products include the following:

PRODUCTS         DESCRIPTION                     PRIMARY USERS

Channel Reports  Turnkey packages of             Real estate brokers, real
                 demographic and property        estate franchisers, websites
                 data.  Channels include         looking for real estate
                 People, Money, Lifestyle,       content, relocation companies,
                 Homes, Schools, etc.            newspapers and multiple
                                                 listing service  ("MLS") sites

Listing Plus     Enhancement of real estate      Real estate brokers, real
                 listings with                   estate franchisers, MLS sites,
                 neighborhood-specific content   real estate agents and
                 for prospective buyers.         newspapers

Map Tracker      Tax, flood and zoning maps      Real estate brokers, real
                 distributed via an internet     estate franchises, real estate
                 based application.              agents, MLS sites, appraisers,
                                                 title insurers and mortgage
                                                 providers

Legacy           Compilation and bulk            MLS companies
                 distribution of property data.

F.A.S.T.         Lead generation system for      Real estate agents
                 real estate agents.

Agent Link       New product integrating         Real estate brokers, real
                 components of Channel Reports,  estate franchisers and real
                 Listing Plus and F.A.S.T.       estate agents
                 enabling real estate agents to
                 create and better manage their
                 leads and to promote their own
                 brand.  This product will also
                 utilize the new broker
                 reciprocity rules.

      The Company believes that its products, comprised of a compilation of applications, data, programming and customization tools and distribution technology, boost the effectiveness of the Company's corporate customers by increasing the quality and attractiveness of the information that they are able to provide to their own customers. While the Company's focus to date has been on the real estate sector, the Company believes its technology is applicable to a broader marketplace in other high volume, information-intensive markets. Moreover, the Company has recently changed its business model from one oriented towards Internet-based transactions (its focus since 1998) to one emphasizing the sale of bundled products and data at the enterprise level using a direct sales force. To this end, the Company has recently hired two experienced sales executives.

      The Company currently has co-branded relationships and agreements to deliver its digital content to more than 100 licensees and network affiliates, including a number of well known real estate-related websites. In addition, the Company has licensed the software programs and inventory of 360-degree panoramic views of more than 20,000 images and 180 virtual city tours. The Company believes this will enable it to combine digital media with visual content and applications to help its partners and professional users present this information in a more attractive manner.

      By providing very specific property, school and demographic information, flexibly packaged and kept current with regular updates, and with the capability to deliver data in a variety of ways on the Internet or to handheld computer devices and cellular phones, the Company believes that more businesses will desire its data services. The Company's customizable, proprietary, high-speed content delivery system enables its distribution partners to offer interactive and localized content, facilitating lead generation and advertising sales.

      In July 2001, the Company completed its acquisition of NeighborhoodFind.com LLC ("NHF"), a provider of sales and marketing content to real estate professionals in 45 states. The Company believes that its integration of NHF's data, as well as NHF's significant user base of both real estate agents and consumers, will greatly enhance the Company's ability to add value to real estate transactions and exploit its database of real estate and area-related content. In connection with this acquisition, the former equity owners of NHF became the owners of more than 20% of the Company's outstanding shares of Common Stock on a fully diluted basis (subject to upward adjustment under certain conditions). The Company has also agreed to create a stock option plan for the former equity owners, officers, managers and employees of NHF and the Company assumed the obligation to repay the $1,180,000 balance on an existing loan taken by NHF.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

      The Company's total revenues for the nine months ended September 30, 2001 were $1,525,952 compared to $1,331,720 for the nine months ended September 30, 2000. Total revenues for the three months ended September 30, 2001 were $821,073 compared to $384,634 for the three months ended September 30, 2000. These increases in revenue of 15% and 113%, respectively, were largely attributable to the acquisition of NHF. (The revenue of NHF for August and September 2001 was approximately $391,000). During the nine months ended September 30, 2001 the Company lost long-term database and maintenance contracts, licensing fee revenues and lost co-branding set up fees, which totaled approximately $348,000. New licensing fees generated from our new products, MapTracker and Channel Reports for the nine and three months ended September 30, 2001, which totaled approximately $220,000 and $45,000, respectively, partially offset these lost revenues.

      The Company's cost of sales decreased 23% from $408,749 for the nine months ended September 30, 2000 to $316,395 for the nine months ended September 30, 2001. This decrease was attributed primarily to the decrease in the amount of work performed and the content purchased for long-term database and maintenance contracts. Additionally, NHF's revenue model does not have a direct cost of revenues. The Company's cost of sales decreased 37% from $178,669 for the three months ended September 30, 2000 to $112,321 for the three months ended September 30, 2001. These reductions in the cost of sales were attributable to a license fee for code software being charged to product development and a reduction in data purchases relating to the Company's long-term database and maintenance contracts. The Company's gross profit margin increased from 69% for the nine months ended September 30, 2000 to 79% for the nine months ended September 30, 2001, and from 54% for the three months ended September 30, 2000 to 86% for the three months ended September 30, 2001.

      Total operating expenses increased from $4,567,219 for the nine months ended September 30, 2000 to $4,764,547 for the nine months ended September 30, 2001. Total operating expenses increased from $1,663,387 for the three months ended September 30, 2000 to $1,906,422 for the three months ended September 30, 2001. This increase in operating expense of 11% and 36 %, respectively, is largely attributed to additional general and administrative expenses of NHF. (NHF operating expenses for August and September 2001 were approximately $625,000) partially offset by a reduction in consulting expenses relating to a needs assessment analysis and the design of NeighborhoodPlace.com and reduced legal fees, staff reductions, discontinuing an investor relations consulting agreement and a reduction in recruiting expense.

      With the implementation of the Company's new database technology platform, the Company believes future near term expenses will be lower and future revenues from new accounts will increase. Each month from January through September of 2001 has shown lower overall operating expenses. Channel Reports and Map Tracker are designed to be resold without significant additional costs. Because the majority of the Company's content and infrastructure has a large percentage of fixed costs associated with it, as revenues from new sales continue to grow, management believes that profit margins should increase accordingly. However, there can be no assurance that new sales will continue to grow or that profit margins will increase.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2001, the Company's cash balance was $674,433 and its working capital deficit (excluding deferred revenue of $920,649) was $1,880,089. The Company's net cash used in operating activities decreased from $3,471,578 for the nine months ended September 30, 2000 to $2,979,312 for the nine months ended September 30, 2001 for the comparable period in 2000. This decrease is primarily attributable to the reduction in net loss of approximately 479,000 incurred during the nine months ended September 30, 2001 versus the comparative period in 2000. Total cash flows from financing activities decreased from $4,053,887 for the nine months ended September 30, 2000 to $1,411,089 for the nine months ended September 30, 2001. The decrease is primarily attributable to the bridge note financing cash acquired from NHF and issuance of the Series B Preferred stock during the nine months ended September 30, 2000 which resulted in combined net proceeds of approximately $4.7 million offset by the collection of $1.6 million of subscription receivables during the comparative period in 2001.

      The Company's working capital requirements depend upon numerous factors including levels of resources that it devotes to the further development of its website and marketing capabilities, technological advances, status of competitors and its ability to establish strategic alliances. The Company currently anticipates that its existing cash and cash equivalents and any cash generated from operations including receipts from new sales of $211,249 and reductions in cash expenses of $95,000 resulting from staff and other expense reductions on a monthly basis, will not be sufficient to fund its operating activities, capital expenditures and other obligations through December 31, 2001. The Company is seeking to raise additional financing. The Company believes this funding will be sufficient to fund its operations through September 30, 2002. However, if receipts from new business are less than expected, the Company will need to implement cost cutting measures. The Company's failure to raise sufficient capital could have a material adverse effect on its business, results of operations and financial condition. These additional funds, which the Company is attempting to raise through the issuance of equity securities, will reduce the percentage of the Company's stock owned by the Company's then-current stockholders. Furthermore, these equity securities may have rights, preferences or privileges senior to those of the Company's common and preferred stock.

      On July 31, 2001, the Company acquired NHF. NHF provides a website that serves as a community resource, neighborhood communications tool and relocation solution. With approximately 19,000 cities online, the site includes thousands of U.S. neighborhoods and serves as a one-stop resource for community information. The site offers neighborhood details, photographs and communication tools. NHF reported revenues of approximately $391,000 and an operating loss of approximately $311,000 for the two months ended September 30, 2001. Management believes NHF will continue to report operating losses until at least the end of the year. Management believes an increase in revenues from subscription renewals in the fourth quarter and cost reductions, as planned, should result in positive cash flows from operations for NHF. However, even though the Company believes that NHF customers will renew the subscription agreements, based on enhancements to the subscription products leveraging the Company's database, these customers may decide not to renew their subscriptions which may result in lower revenues and consequently lower cash receipts.

      The Company's ability to generate sufficient cash resources is dependent upon the success of its revenue model and its ability to generate revenues, profits and positive cash flows from it in order to survive. The Company's net losses, net cash flows used to fund operations and recent launch of a new database technology platform, as well as uncertain conditions that it faces relative to the implementation of its new products, create substantial doubt as to the Company's ability to continue as a going concern.

      The Company executed a lease for certain computer equipment in 2000. Subsequently, the lessor encountered financial problems and sent a mutual termination letter to the Company in June 2001. The Company then commenced negotiations with the manufacturer of the equipment concerning the terms upon which the Company would be permitted to continue using this equipment. The Company believes that it will be able to agree upon terms that would permit the Company to continue using the equipment. If such agreement is not reached, however, and if the Company were unable to continue using the equipment, then the Company's operations could be interrupted, which could be very damaging to the Company's business and financial condition.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      See footnote 3 of the condensed consolidated financial statements.

ITEM 2.  CHANGES IN SECURITIES, AND USE OF PROCEEDS

      See footnote 6 of the condensed consolidated financial statements.

      On July 31, 2001, pursuant to the Merger Agreement, NHF was merged with and into the Company. The Company issued in exchange for 100% of the membership interests in NHF, (1) 590,259 shares of its Common Stock, (2) 297,262 shares of newly-created series D convertible preferred stock and (3) two-year warrants to purchase 2,425,034 shares of Common Stock to the former members of NHF.

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

         8K/A FILED ON 10/23/01



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MONSTERDAATA, INC.
                                             (Registrant)


Date: November 16, 2001                   /s/ Harold S. Blue
                                          -------------------------------------
                                          Harold S. Blue
                                          Vice Chairman
                                          (principal executive officer)